Form 10QSB
period 2004-12-31
BIRCH BRANCH INC
filed 2005-03-01
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended December 31, 2004


                       Commission File Number: 000-50936


                          Birch Branch, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                      84-1124170
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                2525 Fifteenth Street, Ste 3H, Denver, CO 80211
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                             (303) 480-5037

                        --------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of February 21, 2004, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X








                                     INDEX


                                                              Page
                                                             Number

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheet as of December 31, 2004
              (unaudited) and June 30, 2004                    3

              Statements of Operations, Three Months
              Ended December 31, 2004 and 2003 (unaudited)     4

              Statements of Operations, Six Months
              Ended December 31, 2004 and 2003 (unaudited)     5

              Statements of Cash Flows, Six Months
              Ended December 31, 2004 and 2003 (unaudited)     6

              Notes to Financial Statements                    7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                       8

Part II.  Other Information                                    9

Signatures                                                    11

                            BIRCH BRANCH, INC.
                       (A Development Stage Company
                             BALANCE SHEETS

                                 ASSETS

                                                December 31,      June 30,
                                                    2004            2004
                                                (Unaudited)     (See Note 1)
                                                ------------     -----------

Current Assets
 Cash                                           $     2,980      $    2,980
                                                -----------      ----------
Total Current Assets                                  2,980           2,980

Real estate, land                                    55,595          55,595
Real estate, construction in progress               334,456         222,166
                                                -----------      ----------
Total Assets                                    $   393,031      $  280,741
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     5,746               -
 Accrued real estate taxes                            1,339             603
                                                -----------      ----------
  Total Current Liabilities                           7,085             603

Advance payable, related party                      317,476         216,235
Accrued interest payable, related party              16,556           5,931
                                                -----------      ----------
Total Liabilities                                   341,117         222,769


Stockholders' Equity:
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                             -               -
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                        65,613          65,613
Accumulated (deficit)                                (5,173)         (5,173)
Accumulated (deficit) during development stage       (8,526)         (2,468)
                                                -----------      ----------
Total Stockholders' Equity                           51,914          57,972
                                                -----------      ----------

Total Liabilities and Stockholders' Equity      $   281,165      $  280,741
                                                ===========      ==========



The accompanying notes are an integral part of the financial statements.

                              BIRCH BRANCH, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       Three Months Ended
                                  December 31,   December 31,
                                      2004           2003
                                  ------------   ------------


Revenues                          $          -   $         -
                                  ------------   -----------

Expenses
   Accounting and auditing                 710             -
   Other                                   546           331
                                  ------------   -----------
                                         1,256           331
                                  ------------   -----------
Net (Loss)                        $     (1,256)         (331)
                                  ------------   -----------

Per Share                         $        nil   $       nil
                                  ============   ===========

Weighted Average Number of Shares
 Outstanding                         1,287,393    1,287,393
                                  ============   ===========



























The accompanying notes are an integral part of the financial statements.

                            BIRCH BRANCH, INC.
                      (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                               For the Period
                                                                From July 1,
                                                                2002 (date of
                                                              commencement of
                                                                 development
                                         Six Months Ended      stage) through
                                  December 31,   December 31,   December 31,
                                      2004           2003           2004
                                  ------------   ------------ ---------------

Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Accounting and auditing               5,060             -         5,060
   Real estate taxes                       735           623         3,153
   Other                                   263            25           313
                                  ------------   -----------   -----------
                                         6,058           648         8,526
                                  ------------   -----------   -----------
Net (Loss)                        $     (6,058)         (648)       (8,526)
                                  ------------   -----------   -----------

Per Share                         $        nil   $       nil   $       nil
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                         1,287,393     1,287,393     1,287,393
                                  ============   ===========   ===========






















The accompanying notes are an integral part of the financial statements.

                             BIRCH BRANCH, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                     For the Period
                                                                      From July 1,
                                                                      2002 (date of
                                                                     commencement of
                                                                       development
                                               Six Months Ended      stage) through
                                         December 31,   December 31,   December 31,
                                             2004           2003           2004
                                         ------------   ------------ ---------------

Cash Flows from Operating Activities:
  Net (loss)                             $  (6,058)     $   (648)       $  (8,526)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts payable
      and accrued expenses                   6,058             -            6,102
                                         ---------      --------        ---------
Net Cash (Used in) Operating
 Activities                                      -          (648)          (2,424)
                                         ---------      --------        ---------
Cash Flows from Investing Activities             -             -                -
                                         ---------      --------        ---------
Cash Flows from Financing Activities
 Additional paid-in capital                      -           648            2,424
                                         ---------      --------        ---------
Net Cash Provided by Investing
 Activities                                      -             -            2,424
                                         ---------      --------        ---------
Increase (Decrease) in Cash                      -             -                -

Cash, Beginning of Period                    2,980         2,980            2,980
                                         ---------      --------        ---------
Cash, End of Period                      $   2,980      $  2,980        $   2,980
                                         =========      ========        =========
Interest Paid                            $       -      $      -        $       -
                                         =========      ========        =========
Income Taxes Paid                        $       -      $      -        $       -
                                         =========      ========        =========
Construction in progress financed
 by advances payable from related
 party including accrued interest        $ 334,456      $      -        $ 334,456
                                         =========      ========        =========








The accompanying notes are an integral part of the financial statements.

                              BIRCH BRANCH, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of December 31, 2004, the statements of operations and the statements of cash flows for the three month and six month periods ended December 31, 2004 and 2003, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending December 31, 2004 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2004 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in laws and regulations, and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company was organized on September 28, 1989 under the laws of the state of Colorado. Until November 12, 2002, the Company was a wholly owned subsidiary of Pride Holdings, Inc. Pride Holdings is a wholly-owned subsidiary of Pride, Inc. (PRIDE). Pride, Inc. was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medsys Corp. (USMS) shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares once the PRIDE Form 10-SB is effective with the Securities and Exchange Commission. Management of PRIDE intends to continue operations of PRIDE in the same manner as prior to the spin-off and does not anticipate any additional corporate transactions which might impact the continuing interest of the shareholders.

Simultaneous with the spin-off of Pride, Inc., the directors of Pride and Pride Holdings, Inc. determined that Birch Branch should also be distributed in the same manner to the same qualified PIDV shareholders. Birch Branch is the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development and since Pride and Pride Holdings, Inc. are not in the real estate development business, it was determined that it was in the best interest of Pride's shareholders to spin-off Birch Branch to the same PIDV qualified shareholders. The shares of

Birch Branch, Inc. are being held by Ann Porath, Attorney at Law, Wellington, Florida, for the benefit of the PIDV qualified shareholders. The shares will not be distributed to the PIDV qualified shareholders until such time the shares are registered under a Securities and Exchange Commission, 1933 Exchange Act registration or until such time an appropriate exemption from such registration has been determined to be appropriate.

Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a private museum and as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and currently is approximately 95% complete. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

Results of Operations

The Company generated no revenues during the quarter ended December 31, 2004, and management does not anticipate any revenues until the capital improvements are completed, or following the conclusion of a merger or acquisition, as contemplated by the Company's business plan.

The Company has minimal capital.

At December 31, 2004, the Company had commitments of approximately $15,000 for capital expenditures related to the completion of the Studio.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

       31.1   Certification of Chief Executive Officer      Filed herewith
              and Chief Financial Officer pursuant          electronically
              to Section 302 of the Sarbanes-Oxley
              Act of 2002

       31.2   Certification of Vice-President pursuant      Filed herewith
              to Section 302 of the Sarbanes-Oxley          electronically
              Act of 2002

       32.1   Certification of Chief Executive Officer      Filed herewith
              and Chief Financial Officer pursuant          electronically
              to 18 U.S.C. Section 1350

       32.2   Certification of Vice-President pursuant      Filed herewith
              to 18 U.S.C. Section 1350                     electronically


         (b) Reports on Form 8-K.

             None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIRCH BRANCH, INC.


Dated:  February 21, 2005            By:/s/ Michael Schumacher
                                        Michael Schumacher, President,
                                        Treasurer, Chief Executive Officer
                                        Chief Financial Officer and Director



February 21, 2005                    By:/s/ George A. Powell
                                        George A. Powell, Vice-President,
                                        Secretary and Director