Form 10QSB
period 2005-03-31
BIRCH BRANCH INC
filed 2005-05-16
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 2005


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

                            Yes X             No___


As of March 31, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X






                                   INDEX


                                                                     Page
                                                                    Number

Part I.       Financial Information

     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2005
              (unaudited) and June 30, 2004                           3

              Statements of Operations, Three Months
              Ended March 31, 2005 and 2004 (unaudited)               4

              Statements of Operations, Nine Months
              Ended March 31, 2005 and 2004 (unaudited)               5

              Statements of Cash Flows, Nine Months
              Ended March 31, 2005 and 2004 (unaudited)               6

              Notes to Financial Statements                           7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                              8

Part II.      Other Information                                      10

Signatures                                                           11

                              BIRCH BRANCH, INC.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                                  March 31,       June 30,
                                                     2005           2004
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------

Current Assets
 Cash                                           $     2,980      $    2,980
                                                -----------      ----------
Total Current Assets                                  2,980           2,980

Real estate, land                                    55,595          55,595
Real estate, construction in progress               357,196         222,166
                                                -----------      ----------
Total Assets                                    $   415,771      $  280,741
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable, related party                      9,279               -
 Accrued real estate taxes                            2,008             603
                                                -----------      ----------
  Total Current Liabilities                          11,287             603

Advance payable, related party                      333,053         216,235
Accrued interest payable, related party              23,051           5,931
                                                -----------      ----------
Total Liabilities                                   367,391         222,769


Stockholders' Equity:
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                             -               -
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                        65,613          65,613
Accumulated (deficit)                                (5,173)         (5,173)
Accumulated (deficit) during development stage      (12,060)         (2,468)
                                                -----------      ----------
Total Stockholders' Equity                           48,380          57,972
                                                -----------      ----------

Total Liabilities and Stockholders' Equity      $   415,771      $  280,741
                                                ===========      ==========




The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three Months Ended
                                     March 31,    March 31,
                                      2005           2004
                                  ------------   -----------


Revenues                          $          -   $         -
                                  ------------   -----------

Expenses
   Accounting and auditing               1,500             -
   Other                                   695           302
                                  ------------   -----------
                                         2,195           302
                                  ------------   -----------
Net (Loss)                        $     (2,195)         (302)
                                  ------------   -----------

Per Share                         $        nil   $       nil
                                  ============   ===========

Weighted Average Number of Shares
 Outstanding                         1,287,393     1,287,393
                                  ============   ===========

























The accompanying notes are an integral part of the financial statements.

                             BIRCH BRANCH, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               For the Period
                                                                From July 1,
                                                               2002 (date of
                                                              commencement of
                                                                development
                                       Nine Months Ended      stage) through
                                    March 31,      March 31,     March 31,
                                      2005           2004          2005
                                  -----------    -----------  --------------

Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Accounting and auditing               6,560             -         6,560
   Real estate taxes                     2,744           925         5,162
   Other                                   288            25           338
                                  ------------   -----------   -----------
                                         9,592           950        12,060
                                  ------------   -----------   -----------
Net (Loss)                        $     (9,592)         (950)      (12,060)
                                  ------------   -----------   -----------

Per Share                         $        nil   $       nil   $       nil
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                         1,287,393     1,287,393     1,287,393
                                  ============   ===========   ===========






















The accompanying notes are an integral part of the financial statements.

                              BIRCH BRANCH, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the Period
                                                               From July 1,
                                                              2002 (date of
                                                             commencement of
                                                               development
                                       Nine Months Ended      stage) through
                                   March 31,      March 31,      March 31,
                                    2005            2004           2005
                                  ----------     ---------   ---------------

Cash Flows from Operating
Activities:
  Net (loss)                      $ (9,592)      $   (950)      $  (12,060)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts payable
      and accrued expenses           9,592           -               9,636
                                  --------       --------       ----------
Net Cash (Used in) Operating
Activities                            -              (950)          (2,424)
                                  --------       --------       ----------
Cash Flows from Investing
Activities                            -              -                -
                                  --------       --------       ----------
Cash Flows from Financing
Activities
 Additional paid-in capital           -               950            2,424
                                  --------       --------       ----------
Net Cash Provided by Investing
Activities                            -              -               2,424
                                  --------       --------       ----------
Increase (Decrease) in Cash           -              -                -

Cash, Beginning of Period            2,980          2,980            2,980
                                  --------       --------       ----------
Cash, End of Period               $  2,980       $  2,980       $    2,980
                                  ========       ========       ==========
Interest Paid                     $   -          $   -          $     -
                                  =========      ========       ==========

Income Taxes Paid                 $   -          $   -          $     -
                                  =========      ========       ==========

Schedule of non-cash financing and investing activities:

Construction in progress
financed by advances payable
from related party including
accrued interest                  $ 356,104      $   -          $  356,104
                                  =========      =========      ==========


The accompanying notes are an integral part of the financial statements.

                                BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of March 31, 2005, the statements of operations for the three month and nine month periods ended March 31, 2005 and 2004 and the statements of cash flows for the nine month periods ended March 31, 2005 and 2004, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending March 31, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2004 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

(2)   Related party transactions

As of March 31, 2005, the Company's President has advanced $333,053 plus accrued interest at 8% per annum of $23,051 to the Company for the construction in progress. In addition, $1,092 has been advanced by a related party, for a total of $357,196 in construction in progress. The Company's President has agreed to fund up to an additional $15,855 plus interest to provide for the estimated completion costs of the Studio. Upon completion of the construction, the advance will be converted to a mortgage note payable collateralized by the land and building owned by the Company. The mortgage loan will accrue interest at 8% per annum with the total note and accrued interest due five years from the date of completion of the construction. Construction note interest is being capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, are expensed as incurred.

At March 31, 2005, the Company owed $9,279 to a related party, of which $1,092 was related to the construction in progress as stated above.

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

Overview

The Company was organized on September 28, 1989 under the laws of the state of Colorado. Until November 12, 2002, the Company was a wholly owned subsidiary of Pride Holdings, Inc. Pride Holdings is a wholly-owned subsidiary of Pride, Inc. (PRIDE). Pride, Inc. was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medsys Corp (USMS) shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares once the PRIDE Form 10-SB is effective with the Securities and Exchange Commission. Management of PRIDE intends to continue operations of PRIDE in the same manner as prior to the spin-off and does not anticipate any additional corporate transactions which might impact the continuing interest of the shareholders.

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

Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a private museum and as a bed and breakfast type rental facility. Construction began on the Studio in 2004 and currently is approximately 95% complete. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

Results of Operations

The Company generated no revenues during the quarter ended March 31, 2005, and management does not anticipate any revenues until the capital improvements are completed, or following the conclusion of a merger or acquisition, as contemplated by the Company's business plan.

The Company has minimal capital.

At March 31, 2005, the Company had commitments of approximately $15,000 for capital expenditures related to the completion of the Studio.

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

Birch Branch, Inc.



By: /s/ Michael Schumacher
    Michael Schumacher, President,
    Treasurer, Chief Executive Officer
    Chief Financial Officer and Director


Date:  May 16, 2005


By: /s/ George A. Powell
    George A. Powell, Vice-President,
    Secretary and Director

Date:  May 16, 2005