Form 10KSB
period 2005-06-30
BIRCH BRANCH INC
filed 2005-10-12
CIK 857872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from:

                       Commission file number: 333-126654
                               Birch Branch, Inc.
                 (Name of Small Business Issuer in its charter)


                    Colorado                               84-1124170
         (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization)              Identification Number)


                2525 Fifteenth Street, Suite 3H, Denver, Co 80211
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 480-5037

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether registrant is a shell company (as defined by Rule
12b-2 of the Exchange Act)    YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [ ] No [ ] Not applicable.

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             1,287,393 as of September 30, 2005.

   Transitional Small Business Disclosure Format (Check one):    Yes [ ]; No [X]

                                     PART I

ITEM 1.  BUSINESS

Birch Branch, Inc. (Birch Branch) is a corporation which was formed under the laws of the State of Colorado on September 28, 1989. The Articles of Incorporation of the Company authorized it to issue 500,000,000 shares of common stock with no par value per share and 50,000,000 shares of preferred stock with no par value per share.

Birch Branch was a wholly-owned subsidiary of Pride Holdings, Inc. (Pride Holdings). Pride Holdings is a wholly-owned subsidiary of Pride, Inc. (PRIDE). Pride, Inc. was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares upon the effectiveness of a registration statement with the Securities and Exchange Commission. Management of PRIDE intends to continue operations of PRIDE in the same manner as prior to the pro rata spin-off and does not anticipate any additional corporate transactions which might impact the continuing interest of the shareholders. PIDV changed its name to U.S. MedSys Corp. in March 2004.

Simultaneous with the pro rata spin-off of Pride, Inc., the directors of Pride and Pride Holdings, Inc. determined that Birch Branch should also be distributed on the same basis to the same qualified PIDV shareholders. Birch Branch is the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development and since Pride and Pride Holdings, Inc. are not in the real estate development business, it was determined that it was in the best interest of Pride's shareholders to spin-off Birch Branch to the same PIDV qualified shareholders. The shares of Birch Branch, Inc. are being held by Michael L. Schumacher, for the benefit of the PIDV qualified shareholders. The shares will not be distributed to the PIDV shareholders until the effectiveness of a registration statement.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the Company's telephone number is
(303) 480-5037.

GENERAL BUSINESS PLAN

Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska property lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and was completed in September 2005. The total cost including furnishings and construction interest was approximately $410,000, of which $384,731 was incurred as of June 30, 2005. All of the costs have been funded by advances from the Company's President. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

DISTRIBUTION OF PRODUCTS AND SERVICES

Birch Branch intends to market its bed and breakfast rental facility by local advertising.

COMPETITION

Birch Branch's intended business is highly competitive. There are thousands of bed and breakfast rental facilities in the United States of America.

AVAILABILITY OF RAW MATERIAL: PRINCIPAL SUPPLIERS

Since the Company is not involved in manufacturing, there is no need for raw materials. Supplies used in the planned business are minimal.

PATENTS AND INTELLECTUAL PROPERTY

The Company has no patent or intellectual property rights.

GOVERNMENTAL APPROVAL

There are no governmental approval requirements related to the Company's business.

EFFECT OF GOVERNMENTAL REGULATIONS: COMPLIANCE WITH ENVIRONMENTAL LAWS

Various local zoning, homeowners associations and various other rules and regulations limit how properties may be used and require certain maintenance and repairs for properties. Residential property located in Keith County, Nebraska, where our property is located, may be used as a bed and breakfast under existing zoning regulations. Certain federal and state environmental protection statutes exist related to hazardous wastes and other environmental concerns. To our knowledge, we are in compliance with all environmental laws.

RESEARCH AND DEVELOPMENT

The Company has not been involved in any research and development projects.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 2525 Fifteenth Street, Suite 3H, Denver, CO 80211, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There currently exists no public trading market for our common stock. We do not intend to develop a public trading market until the Spin-Off has been completed. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Upon effectiveness of this SB-2, we plan to apply for quotation of the Common Stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. Birch Branch will have 1,287,393 shares of common stock issued and outstanding.

(b) Holders.

Following the spin-off, we believe that there will be approximately 417 stockholders of record.

(c) Dividends.

The Company has never paid a dividend on its common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business. The paying of any dividends is in the discretion of the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     Our activities have been primarily focused on real estate investment and it is a development stage enterprise since planned principal operations have not yet commenced. The development stage began when we commenced planning for the construction of the bed and breakfast on July 1, 2002. Accordingly, management does not consider the historical results of operations to be representative of our future results of operation.

Critical Accounting Policies

     We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended June 30, 2005, included elsewhere in this filing. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

     We have had no revenue during the two years ended June 30, 2005. Anticipated future operating revenue will represent daily room rentals and revenues from food and other services. Such revenues will be recorded as the rooms are rented or the services are performed.

Impairment of Long-Lived Assets
-------------------------------

     We review our long-lived assets, including property, construction in progress, and equipment, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. As of June 30, 2005, we do not consider any of its long-lived assets to be impaired.

Plan of Operation for June 30, 2005 to June 30, 2006

     Birch Branch intends to market its bed and breakfast rental facility by local advertising, such as placing an advertisement in the local newspaper. We expect that the cost of local advertising will be insignificant. Operating costs are expected to range between $20,000 and $25,000, for the next twelve months. These operating costs include insurance, taxes, utilities, maintenance, food costs, janitorial, contract services, advertising and all other costs of operations. We expect to generate revenues in the next twelve months from rental income from referrals from certain individuals and entities that operate unrelated businesses nearby the property. Our President has agreed to allow interest to accrue rather than requiring payment on the funds advanced for the next five years. Management intends to acquire necessary services from independent contractors. Since there can be no assurances that rental income will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. Contingencies exist with respect to this matter. Our President has agreed to provide operating capital in the form of advances to cover operating expenses for the year ending June 30, 2006.

     We generated no revenues during the year ended June 30, 2005, and management does not anticipate any revenues until May 2006, as contemplated by our business plan.

Seasonality

     It is expected that our business will be seasonal with nearly all revenue generated during the period commencing May 1 and ending October 31. Therefore, we do not anticipate any material revenue until May 2006.

Results of Operations

Year ended June 30, 2005
------------------------

We had no revenue for the year ended June 30, 2005.

Operating expenses during the year ended June 30, 2005 totaled $12,988, consisting of professional fees of $10,546, real estate taxes of $1,405 and other expenses of $1,037.

Year ended June 30, 2004
------------------------

We had no revenue for the year ended June 30, 2004.

Operating expenses during the year ended June 30, 2004 totaled $1,252, consisting of real estate taxes and filing fees.

Liquidity and Capital Resources

At June 30, 2005, we had an unrestricted cash balance of approximately $2,980. Our current assets were approximately $2,980 at June 30, 2005 and our current liabilities totaled approximately $14,084, resulting in a net working capital deficit of ($11,104).

Financial Position

At June 30, 2005, we had commitments of approximately $35,000 for capital expenditures, including construction interest, related to the completion of the bed and breakfast. The bed and breakfast is now complete, and our President funded the necessary completion costs. Our President has agreed to accrue interest at the rate of 8% per annum with a balloon payment due in five years (December 31, 2010) and with the note being collateralized by a first mortgage on the five lots and the bed and breakfast. No principal or interest payments are due prior to maturity. Our President has also agreed to provide advances sufficient to cover working capital needs through June 30, 2006. Management estimates it will take approximately $20,000 - $25,000 per year to fund existing operations. Should we decide to develop or improve the four remaining lots that it owns, it will require additional development capital. We currently have no plans to develop or build on the remaining four lots it owns.

Trends

There is significant uncertainty inherent to the real estate investment and development industry. However, other than historical and public information, there are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from rental property. Other than the completion costs of the bed and breakfast, our management has not made any commitments which will require any material financial resources.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audited Financial Statements:

         Report of Independent Registered Public Accounting Firm            F-2

         Balance Sheet                                                      F-3

         Statements of Operations                                           F-4

         Statement of Changes in Stockholders' Equity                       F-5

         Statements of Cash Flows                                           F-6

         Notes to Financial Statements                                      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Birch Branch, Inc.
Denver, CO

We have audited the accompanying balance sheet of Birch Branch, Inc. (a development-stage company) as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the two years ended June 30, 2005 and 2004 and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Birch Branch, Inc. (a development-stage company) as of June 30, 2005 and the related statements of operations and cash flows for the two years ended June 30, 2005 and 2004 and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.




Miller & McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

October 11, 2005

                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                  JUNE 30, 2005

                                     ASSETS
                                     ------

Current Assets:
Cash                                                         $   2,980
                                                             ---------
Total Current Assets                                             2,980

Real estate, land (Note 4)                                      55,595
Real estate, construction in progress (Note 4)                 384,731
Other assets                                                     1,434
                                                             ---------

TOTAL ASSETS                                                 $ 444,740
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
 Accounts payable, related party (Note 4)                    $  13,414
 Accrued real estate taxes                                         670
                                                             ---------
Total Current Liabilities                                       14,084

Advance payable, related party (Note 4)                        355,590
Accrued interest payable, related party (note 4)                30,082
                                                             ---------

TOTAL LIABILITIES                                              399,756
                                                             ---------

Commitments and contingencies (Notes 1, 2, 3, and 4)

Stockholders' Equity:
  Preferred stock, no par value
    50,000,000 shares authorized,
    none issued and outstanding                                   --
  Common stock, no par value,
    500,000,000 shares authorized,
    1,287,393 issued and outstanding                            65,613
  Accumulated (Deficit)                                         (5,173)
  Accumulated (Deficit) during Development Stage               (15,456)
                                                             ---------

TOTAL STOCKHOLDERS' EQUITY                                      44,984
                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 444,740
                                                             =========


    The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
  For the Period from July 1, 2002 (date of commencement of development stage)
                              through June 30, 2005

                                                                          For the period
                                                                           from July 1,
                                                                          2002 (date of
                                                                           commencement
                                                                          of development
                                                  Year Ended              stage) through
                                                   June 30,                  June 30,
                                           2005              2004              2005
                                      --------------    --------------    --------------

Revenue                               $         --      $         --      $         --
                                      --------------    --------------    --------------

Expenses
   Accounting and auditing                     7,495              --               7,495
   Legal fees                                  3,051              --               3,051
   Real estate taxes                           1,405             1,227             3,823
   Filing fees                                 1,037             1,087
                                      --------------    --------------    --------------
                                                                                      25
                                              12,988             1,252            15,456
                                      --------------    --------------    --------------

Net (Loss)                            $      (12,988)   $       (1,252)   $      (15,456)
                                      ==============    ==============    ==============

Per Share                             $         (.01)   $          nil    $         (.01)
                                      ==============    ==============    ==============

Weighted Average Shares Outstanding        1,287,393         1,287,393         1,299,929
                                      ==============    ==============    ==============






    The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Period from July 1, 2002 (date of commencement of development stage)
                              through June 30, 2005

                                                                                                  Accumulated
                                                                                                   (Deficit)
                                                                                                     during
                               Preferred     Stock        Common        Stock      Accumulated    Development
                              No./Shares     Amount     No./Shares      Amount      (Deficit)        Stage          Total
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at July 1, 2002       $     --     $     --      1,325,000    $   63,189   $    (5,173)   $      --      $    58,016

Cash capital contributions          --           --           --           1,192          --             --            1,192

Common stock canceled
(Note 4)                            --           --        (37,607)         --            --             --             --
Net loss for the year ended
 June 30, 2003                      --           --           --            --            --           (1,216)        (1,216)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2003            --           --      1,287,393        64,381        (5,173)        (1,216)        57,992

Cash capital contributions          --           --           --           1,232          --             --            1,232

Net loss for the year ended
 June 30, 2004                      --           --           --            --            --           (1,252)        (1,252)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2004            --           --      1,287,393        65,613        (5,173)        (2,468)        57,972

Net loss for the year ended
 June 30, 2005                      --           --           --            --            --          (12,988)       (12,988)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2005      $     --     $     --      1,287,393    $   65,613   $    (5,173)   $   (15,456)   $    44,984
                              ==========   ==========   ==========    ==========   ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
  For the Period from July 1, 2002 (date of commencement of development stage)
                              through June 30, 2005

                                                                                          For the period
                                                                                            from July 1,
                                                                                           2002 (date of
                                                                                           commencement
                                                                                          of development
                                                                    Year Ended            stage) through
                                                                      June 30,              June 30,
                                                                2005           2004           2005
                                                            -----------    -----------    --------------
Cash Flows from Operating Activities:
Net (Loss)                                                  $   (12,988)   $    (1,252)    $   (15,456)
  Adjustment to reconcile net (loss) to net cash provided
    by operating activities:
        Increase in accrued real estate taxes                    12,988             20          13,032
                                                            -----------    -----------     -----------
Net Cash (Used in) Operating Activities                            --           (1,232)         (2,424)
                                                            -----------    -----------     -----------

Cash Flows from Investing Activities                               --             --              --
                                                            -----------    -----------     -----------

Cash Flows from Financing Activities:
  Additional paid-in capital                                       --            1,232           2,424
                                                            -----------    -----------     -----------
Net Cash Provided by Financing Activities                          --             --             2,424
                                                            -----------    -----------     -----------

Increase in Cash                                                   --             --              --

Cash, Beginning of Period                                         2,980          2,980           2,980
                                                            -----------    -----------     -----------

Cash, End of Period                                         $     2,980    $     2,980     $     2,980
                                                            ===========    ===========     ===========

Interest Paid                                               $      --      $      --       $      --
                                                            ===========    ===========     ===========

Income Taxes Paid                                           $      --      $      --       $      --
                                                            ===========    ===========     ===========

Supplementary Schedule of Non-cash Transactions:

Construction in progress financed
  by advances payable from related party
  including accrued interest (Note 4)                       $   163,506    $   222,166     $   385,672
                                                            ===========    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2003

(1)  Organization and Summary of Accounting Policies
     -----------------------------------------------

This summary of significant accounting policies of Birch Branch, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

     Organization

     The Company was organized on September 28, 1989 under the laws of the state of Colorado. Until November 12, 2002, the Company was a wholly owned subsidiary of Pride Holdings, Inc. Pride Holdings is a wholly-owned subsidiary of Pride, Inc. (PRIDE). Pride, Inc. was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. Since USMS's business is not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulate that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE are being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares once the PRIDE Form 10-SB is effective with the Securities and Exchange Commission. Management of PRIDE intends to continue operations of PRIDE in the same manner as prior to the spin-off and does not anticipate any additional corporate transactions which might impact the continuing interest of the shareholders.

     Simultaneous with the spin-off of Pride, Inc., the directors of Pride and Pride Holdings, Inc. determined that Birch Branch should also be distributed in the same manner to the same qualified PIDV shareholders. Birch Branch is the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development, it was determined that it was in the best interest of Pride's shareholders to spin-off Birch Branch to the same PIDV qualified shareholders.

     Description of Business

     Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and was approximately 99% complete at June 30, 2005, and 100% complete on September 7, 2005. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

     Development Stage Enterprise

     Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began when the Company commenced planning for the construction of the Studio, July 1, 2002.

     Per Share Information

     Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Risks and Uncertainties

     The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

     Revenue Recognition

     The Company had no revenue during the two years ended June 30, 2005. Anticipated future operating revenue will represent daily room rentals and revenues from food and other services. Such revenues will be recorded as the rooms are rented on a straight-line basis or the services are performed.

     Cash and Cash Equivalents

     The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

     Property, Construction in Progress, and Furnishings

     Property, construction in progress and furnishings are stated at cost and will be depreciated upon receipt of a certificate of occupancy, on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including property, construction in progress, and equipment, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. As of June 30, 2005, the Company does not consider any of its long-lived assets to be impaired.

     Fair Value of Financial Instruments

     The Company, as required, discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

     Recent Accounting Pronouncements

     There were various accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

     Income Taxes

     The Company records deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Other

     The Company has selected June 30 as its fiscal year end.

     The Company has paid no dividends during the years ended June 30, 2005 and 2004.

     No advertising expense has been incurred.

     The Company has not entered into any leases.

     All of the Company's assets are located in the United States.

(2)  Income Taxes
     ------------

As of June 30, 2005, the Company has an estimated net operating loss carry forward of approximately $20,629 to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2024, and use may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

         Net operating losses carry forward                   $     3,816
         Deferred income tax allowance                             (3,816)
                                                              -----------
         Net deferred income tax asset                        $         -
                                                              ===========

The change in the deferred tax asset and related allowance was $2,402.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows for the years ended June 30, 2005 and 2004:

         Tax (benefit) at Federal statutory rate                   (15.00)%
         State tax (benefit) net of Federal benefit                 (3.50)
         Valuation allowance                                        18.50
                                                              -----------
         Tax provision (benefit)                                        -
                                                              ===========

(3)  Common and Preferred Stock
     --------------------------

The Company's articles of incorporation authorize the issuance of 500,000,000 shares of no par common stock and 50,000,000 shares of no par preferred stock. At June 30, 2005, there were 1,287,393 shares of common stock outstanding. At June 30, 2005, there were no preferred shares outstanding. Terms and preferences of future issuances of preferred stock, if any, are at the discretion of the Company's Board of Directors.

The Company's outstanding common stock has been issued to its President to be held in trust for the distribution to qualified spin-off shareholders upon the effectiveness of a registration statement with the Securities and Exchange Commission. During March 2003, the Company's outstanding common stock was reduced to 1,287,393 shares to match the number of shares to be distributed to eligible shareholders.

(4)  Related Party Transactions
     --------------------------

As of June 30, 2005, the Company's President has advanced $355,590, plus accrued interest at 8% per annum of $30,082 to the Company for the construction in progress. Subsequent to June 30, 2005, the Company's President has funded approximately an additional $35,000 including construction interest for the completion costs of the Studio. Since the construction has been completed, the Company's President and the Company are in the process of converting the advance to a mortgage note payable collateralized by the land and building owned by the Company.

The mortgage loan will accrue interest at 8% per annum with the total note and accrued interest due five years from the date of completion of the construction. Construction note interest is being capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, are expensed as incurred.

As of June 30, 2005, $13,414 was payable to Pride, Inc., a related party. Subsequent to June 30, 2005, the balance was paid in full.

There were 1,325,000 shares of common stock outstanding at July 1, 2002. To facilitate the one for one distribution, 37,607 shares were cancelled for no consideration.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                       AGE          POSITION

Michael Schumacher         56           President, Treasurer, Chief Financial
                                          Officer and Director

George Powell              80           Vice President, Secretary and Director


MICHAEL SCHUMACHER. Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since acquisition by PIDV. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until December 2002. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher has also been a director, president and treasurer of Pride, Inc., a real estate company, since inception, August 22, 2001. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

GEORGE A. POWELL. George A. Powell has been Secretary, Vice-President and a Director of the Company since acquisition by PIDV. Mr. Powell has been a director, secretary and vice-president of Pride, Inc., a real estate company, since August 22, 2001. Mr. Powell was from October 1996 until September 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public real estate company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV), a public real estate company. Since December 2004, he has been Vice-President and Secretary of Springfield Financial, Inc., an inactive public company. Since January 2005, he has been secretary and a director of Marwich II, Ltd., an inactive public company. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

We have no employees other than Michael L. Schumacher and George A. Powell, and they devote approximately 5% of their time to our business.

ITEM 10. DIRECTOR AND EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 5 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of September 30, 2005 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                             NUMBER OF              PERCENTAGE
                                            SHARES OWNED             OF SHARES
                                           OR CONTROLLED               OWNED

Michael Schumacher (1)                        693,054                  53.8%
President, Treasurer, Chief
Financial Officer & Director
2525 Fifteenth Street Suite 3H
Denver, Colorado 80211

Harold L. Morris (2)                          364,059                  28.3%
4 Harbor Pointe
Corona del Mar, CA 92625

George A Powell                                   670                  -0-
Vice President, Secretary &
Director
7209 S. Garland Court
Littleton, CO 80128

All Officers and Directors as a Group         693,724                  53.9%
(2 persons)

(1) Michael L. Schumacher owns 7,264 shares individually. In addition, Mr. Schumacher, President and Director of Birch Branch is the sole beneficiary of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan), which owns 681,368 shares of Birch Branch. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares owned by certain relatives of Mr. Schumacher:

Owner                          Relationship                  Number of Shares

Jada Schumacher                Daughter                           1,024
Spencer Schumacher             Son                                1,024
Quinn Schumacher               Son                                1,204
Ralph and Alma Schumacher      Parents                              366
Roberta and Timothy Weiss      Sister and her spouse                328
Constance and Gary Novak       Sister and her spouse                328
Cynthia Rubinson               Sister                               328
                                                                 ------

Total                                                             4,422
                                                                 ------

(2) Harold L. Morris individually owns 132,680 shares of Birch Branch. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan, which owns 168,358 shares of Birch Branch. Applegates Landing I, a Harold L. Morris family partnership, owns 48,598 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

Owner                          Relationship                  Number of Shares

Debra L. Morris                Daughter                           9,592
Gary A. Morris                 Brother                            4,794
                                                                 ------

Total                                                            14,386
                                                                 ------

Under the SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options if those options are exercisable within 60 days of this filing. We calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Once the spin-off distribution is effected, the Schumacher Plan will hold 681,368 shares of our issued and outstanding stock, representing 52.9% of our issued and outstanding common stock. Michael L. Schumacher is the sole beneficiary of the Schumacher Plan. The Schumacher Plan may be deemed a "parent" as defined under the rules and regulations promulgated under the Securities Act.

     As of June 30, 2005, our President had advanced $355,590 plus accrued interest at 8% per annum of $30,082 to our company for the construction in progress. Our President funded the remaining completion costs of the studio subsequent to June 30, 2005. Since the construction has been completed, the Company's President and the Company are in the process of converting the advance to a mortgage note payable collateralized by the land and building owned by the Company. The mortgage loan will accrue interest at 8% per annum with the total note and accrued interest due five years from the date of completion of the construction. Construction note interest is being capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, are expensed as incurred.

     At June 30, 2005, we owed $13,414 to Pride, Inc., a related party, of which $1,092 was related to the construction in progress as stated above. The advances are uncollateralized, bear no interest and have no written repayment terms. The advances were repaid in full in September 2005.

     There were 1,325,000 shares of common stock outstanding at July 1, 2002. To facilitate the one for one distribution, 37,607 shares were cancelled for no consideration.

     We use the mailing address of the offices of its President for its mailing address. No expense provision for this use has been provided since it has been determined that it is immaterial.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

* 3.1 Articles of Incorporation
* 3.2 Bylaws of the Company

* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.


31.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial              electronically
       Officer pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002

31.2   Certification of Vice President          Filed herewith
       pursuant to Section 302 of  the          electronically
       Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial              electronically
       Officer pursuant to 18 U.S.C.
       Section 1350

32.2   Certification of Vice President          Filed herewith
       pursuant to 18 U.S.C.                    electronically
       Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birch Branch, Inc.

Date: October 12, 2005

By:


 /s/ Michael Schumacher
-------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer and Director



By:


  /s/ George A. Powell
-------------------------------------------
Peter Porath
Vice-President, Secretary and Director