Form 10QSB
period 2005-09-30
BIRCH BRANCH INC
filed 2005-11-22
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005


                        Commission File Number: 000-50936


                               Birch Branch, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                         84-1124170
-------------------------------                ---------------------------------
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

                            Yes X             No___


As of September 30, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheet as of September 30, 2005
                 (unaudited) and June 30, 2005                               2

               Statements of Operations, Three Months
                 Ended September 30, 2005 and 2004 (unaudited)               3

               Statements of Cash Flows, Three Months
                 Ended September 30, 2005 and 2004 (unaudited)               4

               Notes to Financial Statements                                 5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                  6

Part II.  Other Information                                                  7

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,       June 30,
                                                      2005             2005
                                                  (Unaudited)      (See Note 1)
                                                 -------------    -------------

Current Assets
 Cash                                            $       2,980    $       2,980
                                                 -------------    -------------
Total Current Assets                                     2,980            2,980

Real estate, land                                       55,595           55,595
Real estate, building                                  397,411          384,731
Other assets                                             3,069            1,434
                                                 -------------    -------------
Total Assets                                     $     459,055    $     444,740
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable, related party                          --             13,414
 Accrued real estate taxes                               1,004              670
                                                 -------------    -------------
  Total Current Liabilities                              1,004           14,084

Advance payable, related party                         381,134          355,590
Accrued interest payable, related party                 37,827           30,082
                                                 -------------    -------------
Total Liabilities                                      419,965          399,756


Stockholders' Equity:
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                             --               --
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                           65,613           65,613
Accumulated (deficit)                                   (5,173)          (5,173)
Accumulated (deficit) during development stage         (21,350)         (15,456)
                                                 -------------    -------------
Total Stockholders' Equity                              39,090           44,984
                                                 -------------    -------------

Total Liabilities and Stockholders' Equity       $     459,055    $     444,740
                                                 =============    =============



The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Period
                                                                        From July 1,
                                                                       2002 (date of
                                                                       commencement
                                                                      of development
                                          Three Months Ended          stage) through
                                    September 30,    September 30,     September 30,
                                        2005             2004              2005
                                    -------------    -------------    --------------
Revenues                            $        --      $        --      $         --
                                    -------------    -------------    --------------

Expenses
   Accounting and auditing                    875            4,350             8,370
   Legal fees                               1,494             --               4,545
   Filing fees                                110              150             1,197
   Real estate taxes                          335              302             4,158
   Other                                      465             --                 465
                                    -------------    -------------    --------------
                                            3,279            4,802            18,735
                                    -------------    -------------    --------------
Net Operating (Loss)                       (3,279)          (4,802)          (18,735)

Other (Expense):
   Interest expense                        (2,615)            --              (2,615)
                                    -------------    -------------    --------------

Net (Loss)                          $      (5,894)          (4,802)          (21,350)
                                    -------------    -------------    --------------

Per Share                           $        (.01)   $         nil    $         (.02)
                                    =============    =============    ==============

Weighted Average Number of Shares
 Outstanding                            1,287,393        1,287,393         1,287,393
                                    =============    =============    ==============






The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Period
                                                                                   From July 1,
                                                                                  2002 (date of
                                                                                  commencement
                                                                                 of development
                                                     Three Months Ended          stage) through
                                               September 30,    September 30,     September 30,
                                                   2005             2004              2005
                                               -------------    -------------    --------------
Cash Flows from Operating Activities:
  Net (loss)                                   $      (5,894)   $      (4,802)   $      (21,350)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase (decrease) in accounts payable
      and accrued expenses                           (13,079)           4,802               (47)
                                               -------------    -------------    --------------
Net Cash (Used in) Operating Activities              (18,973)            --             (21,397)
                                               -------------    -------------    --------------
Cash Flows from Investing Activities                    --               --                --
                                               -------------    -------------    --------------
Cash Flows from Financing Activities
   Additional paid-in capital                           --               --               2,424
   Advances from related party                        18,973             --              18,973
                                               -------------    -------------    --------------
Net Cash Provided by Investing Activities             18,973             --              21,397
                                               -------------    -------------    --------------
Increase (Decrease) in Cash                             --               --                --

Cash, Beginning of Period                              2,980            2,980             2,980
                                               -------------    -------------    --------------
Cash, End of Period                            $       2,980    $       2,980    $        2,980
                                               =============    =============    ==============
Interest Paid                                  $        --      $        --      $         --
                                               =============    =============    ==============
Income Taxes Paid                              $        --      $        --      $         --
                                               =============    =============    ==============

Schedule of non-cash financing and investing activities:

Construction in progress financed
by advances payable from related
party including accrued interest               $      12,680    $      56,145    $      356,104
                                               =============    =============    ==============


The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2005, the statements of operations for the three month periods ended September 30, 2005 and 2004 and the statements of cash flows for the three month periods ended September 30, 2005 and 2004, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Related party transactions

As of September 30, 2005, the Company's President has advanced $381,134, plus accrued interest at 8% per annum of $37,827 to the Company for the construction in progress and operating expenses. Subsequent to September 30, 2005, the Company's President has funded approximately an additional $7,500 for the additional costs. Since the construction has been completed, the Company's President and the Company are in the process of converting the advance to a mortgage note payable collateralized by the land and building owned by the Company.

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

Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a private museum and as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and is complete as of September 30, 2005. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

Results of Operations

The Company generated no revenues during the quarter ended September 30, 2005, and management does not anticipate any revenues until May 2006, due to the seasonal nature of the business.

The Company has minimal capital.

 At September 30, 2005, the Company had commitments of approximately $10,000 for capital expenditures related to furnishing the Studio.

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

Birch Branch, Inc.


/s/ Michael Schumacher
-----------------------------------------------------------------
Michael Schumacher, President, Treasurer, Chief Executive Officer
 Chief Financial Officer and Director


Date:  November 21, 2005


/s/ George A. Powell
-----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  November 21, 2005