Form 10QSB
period 2005-12-31
BIRCH BRANCH INC
filed 2006-02-21
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2005


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

                            Yes X             No
                               ---              ---

As of December 31, 2005, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.   Financial Information

         Item I.  Financial Statements

                  Balance Sheet as of December 31, 2005
                    (unaudited) and June 30, 2005                           2

                  Statements of Operations, Three Months
                    Ended December 31, 2005 and 2004 (unaudited)            3

                  Statements of Operations, Six Months
                    Ended December 31, 2005 and 2004 (unaudited)            4

                  Statements of Cash Flows, Six Months
                    Ended December 31, 2005 and 2004 (unaudited)            5

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                     7

Part II.  Other Information                                                 8

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 December 31,      June 30,
                                                     2005            2005
                                                  (Unaudited)    (See Note 1)
                                                 ------------    ------------
Current Assets
 Cash                                            $      2,980    $      2,980
                                                 ------------    ------------
Total Current Assets                                    2,980           2,980

Real estate, land                                      55,595          55,595
Construction in progress                                 --           384,731
Real estate, building, net of accumulated
 depreciation of $2,553                               395,784            --
Furnishings, net of accumulated depreciation
 Of $352                                                8,749            --
Other assets                                             --             1,434
                                                 ------------    ------------
Total Assets                                     $    463,108    $    444,740
                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                       5,750            --
 Accounts payable, related party                       12,267          13,414
 Accrued real estate taxes                               --               670
                                                 ------------    ------------
  Total Current Liabilities                            18,017          14,084

Note payable, related party                           430,000         355,590
Accrued interest payable, related party                 8,498          30,082
                                                 ------------    ------------
Total Liabilities                                     456,515         399,756

Stockholders' Equity:
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                            --              --
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                          65,613          65,613
Accumulated (deficit)                                  (5,173)         (5,173)
Accumulated (deficit) during development stage        (53,847)        (15,456)
                                                 ------------    ------------
Total Stockholders' Equity                              6,593          44,984
                                                 ------------    ------------

Total Liabilities and Stockholders' Equity       $    463,108    $    444,740
                                                 ============    ============

The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended
                                            December 31,    December 31,
                                                2005            2004
                                            ------------    ------------

Revenues                                    $       --      $       --
                                            ------------    ------------

Expenses
   Accounting and auditing                         6,220             710
   Depreciation                                    2,905            --
   Legal fees                                     12,291            --
   Real estate taxes                               1,784            --
   Other                                             798             546
                                            ------------    ------------
                                                  23,998           1,256
                                            ------------    ------------
Net Operating (Loss)                             (23,998)         (1,256)

Other (Expense):
   Interest expense                               (8,498)           --
                                            ------------    ------------

Net (Loss)                                  $    (32,496)         (1,256)
                                            ------------    ------------

Per Share                                   $       (.03)   $        nil
                                            ============    ============

Weighted Average Number of Shares
 Outstanding                                   1,287,393       1,287,393
                                            ============    ============






The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Period
                                                                     From July 1,
                                                                     2002 (date of
                                                                     commencement
                                                                    of development
                                          Six Months Ended          stage) through
                                    December 31,    December 31,     December 31,
                                        2005            2004             2005
                                    ------------    ------------    --------------
Revenues                            $       --      $       --      $         --
                                    ------------    ------------    --------------

Expenses
   Accounting and auditing                 7,095           5,060            14,590
   Depreciation                            2,905            --               2,905
   Legal fees                             13,786            --              16,837
   Real estate taxes                       2,119             735             5,942
   Other                                   1,374             263             2,461
                                    ------------    ------------    --------------
                                          27,279           6,058            42,735
                                    ------------    ------------    --------------
Net Operating (Loss)                     (27,279)         (6,058)          (42,735)

Other (Expense):
   Interest expense                      (11,112)           --             (11,112)
                                    ------------    ------------    --------------

Net (Loss)                          $    (38,391)         (6,058)          (53,847)
                                    ------------    ------------    --------------

Per Share                           $       (.03)   $        nil    $         (.04)
                                    ============    ============    ==============

Weighted Average Number of Shares
 Outstanding                           1,287,393       1,287,393         1,287,393
                                    ============    ============    ==============




The accompanying notes are an integral part of the financial statements.



                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    For the Period
                                                                     From July 1,
                                                                     2002 (date of
                                                                     commencement
                                                                    of development
                                          Six Months Ended          stage) through
                                    December 31,    December 31,     December 31,
                                        2005            2004             2005
                                    ------------    ------------    --------------
Cash Flows from Operating
 Activities:
  Net (loss)                        $    (38,391)   $     (6,058)   $      (53,847)
  Adjustment to reconcile net
   (loss) to net cash provided
   by operating activities:
    Depreciation                           2,905            --               2,905
    Increase in accounts payable
     and accrued expenses                    165           6,058            13,197
                                    ------------    ------------    --------------
Net Cash (Used in) Operating
  Activities                             (35,321)           --             (37,745)
                                    ------------    ------------    --------------
Cash Flows from Investing
 Activities                                 --              --                --
                                    ------------    ------------    --------------
Cash Flows from Financing
 Activities
   Additional paid-in capital               --              --               2,424
   Advances from related party            35,321            --              35,321
                                    ------------    ------------    --------------
Net Cash Provided by Financing
  Activities                              35,321            --              37,745
                                    ------------    ------------    --------------
Increase (decrease) in Cash                 --              --                --

Cash, Beginning of Period                  2,980           2,980             2,980
                                    ------------    ------------    --------------
Cash, End of Period                        2,980           2,980             2,980
                                    ============    ============    ==============
Interest Paid                       $       --      $       --      $         --
                                    ============    ============    ==============
Income Taxes Paid                   $       --      $       --      $         --
                                    ============    ============    ==============

Schedule of non-cash financing and investing activities:

Construction in progress financed
 by advances payable from related
 party including accrued interest
 through August 31, 2005            $     21,273    $    334,456    $      406,945
                                    ============    ============    ==============

The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2005, the statements of operations for the three months and six month periods ended December 31, 2005 and 2004 and the statements of cash flows for the six month periods ended December 31, 2005 and 2004, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and six months ending December 31, 2005 are not necessarily indicative of results expected for the full year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Related party transactions

As of December 31, 2005, the Company's President had advanced $442,267, plus accrued interest at 8% per annum of $8,498 to the Company for the construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $430,000 of the advances and accrued interest to a mortgage note payable collateralized by the land and building owned by the Company. An additional $12,267 in advances are uncollateralized, bear no interest, and have no maturity date.

The mortgage loan bears simple interest at 8% per annum with the total note and accrued interest due September 30, 2010. The Annual Percentage Rate (APR) is approximately 6.85%. Construction note interest was capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, were expensed as incurred.

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

Results of Operations

The Company generated no revenues during the quarter ended December 31, 2005, and management does not anticipate any revenues until May 2006, due to the seasonal nature of the business.

The Company has minimal capital.

At December 31, 2005, the Company had no material commitments for capital expenditures.

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

Date:  February 16, 2006



 /s/ George A. Powell
-----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  February 16, 2006