Form 10QSB
period 2006-03-31
BIRCH BRANCH INC
filed 2006-05-22
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2006


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


                 2525 Fifteenth Street, Ste 3H, Denver, CO 80211
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 480-5037
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of March 31, 2006, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Balance Sheet as of March 31, 2006
                    (unaudited) and June 30, 2005                           2

                  Statements of Operations, Three Months
                    Ended March 31, 2006 and 2005 (unaudited)               3

                  Statements of Operations, Nine Months
                    Ended March 31, 2006 and 2005 (unaudited)               4

                  Statements of Cash Flows, Nine Months
                    Ended March 31, 2006 and 2005 (unaudited)               5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              7

Part II.  Other Information                                                 8

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                   March 31,      June 30,
                                                     2006           2005
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
                                   ASSETS

Current Assets
 Cash                                            $     2,980    $     2,980
                                                 -----------    -----------
Total Current Assets                                   2,980          2,980

Real estate, land                                     55,595         55,595
Construction in progress                                --          384,731
Real estate, building, net of accumulated
 depreciation of $5,107                              393,231           --
Furnishings, net of accumulated depreciation
 of $807                                               8,294           --
Other assets                                            --            1,434
                                                 -----------    -----------
Total Assets                                     $   460,100    $   444,740
                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable, related party                      32,631         13,414
 Accrued expenses                                      1,347            670
                                                 -----------    -----------
  Total Current Liabilities                           33,978         14,084

Mortgage note payable, related party                 430,000           --
Advance payable, related party                          --          355,590
Accrued interest payable, related party               16,980         30,082
                                                 -----------    -----------
Total Liabilities                                    480,958        399,756


Stockholders' Equity (Deficit):
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                           --             --
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                         65,613         65,613
Accumulated (deficit)                                 (5,173)        (5,173)
Accumulated (deficit) during development stage       (81,298)       (15,456)
                                                 -----------    -----------
Total Stockholders' Equity (Deficit)                 (20,858)        44,984
                                                 -----------    -----------

Total Liabilities and Stockholders'
 Equity (Deficit)                                $   460,100    $   444,740
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                            March 31,      March 31,
                                              2006           2005
                                          -----------    -----------

Revenues                                  $      --      $      --
                                          -----------    -----------

Expenses
   Accounting and auditing                        780          1,500
   Depreciation                                 3,008           --
   Legal fees                                   9,074           --
   Real estate taxes                              697            695
   Stock transfer fees                          2,926           --
   Other                                        2,483           --
                                          -----------    -----------
                                               18,968          2,195
                                          -----------    -----------
Net Operating (Loss)                          (18,968)        (2,195)

Other (Expense):
   Interest expense                            (8,483)          --
                                          -----------    -----------
Net (Loss)                                $   (27,451)        (2,195)
                                          -----------    -----------

Per Share                                 $      (.02)   $       nil
                                          ===========    ===========

Weighted Average Number of Shares
 Outstanding                                1,287,393      1,287,393
                                          ===========    ===========






The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Period
                                                                       From July 1,
                                                                       2002 (date of
                                                                       commencement
                                                                      of development
                                           Nine Months Ended          stage) through
                                       March 31,       March 31,         March 31,
                                         2006            2005              2006
                                    -------------    -------------    --------------
Revenues                            $        --      $        --      $         --
                                    -------------    -------------    --------------

Expenses
   Accounting and auditing                  7,875            6,560            15,370
   Depreciation                             5,914             --               5,914
   Legal fees                              22,859             --              25,910
   Stock transfer fees                      2,926             --               2,926
   Real estate taxes                        2,816            2,744             6,639
   Other                                    3,857              288             4,944
                                    -------------    -------------    --------------
                                           46,247            9,592            61,703
                                    -------------    -------------    --------------
Net Operating Loss                        (46,247)          (9,592)          (61,703)

Other (Expense):
   Interest expense                       (19,595)            --             (19,595)
                                    -------------    -------------    --------------

Net (Loss)                          $     (65,842)          (9,592)          (81,298)
                                    -------------    -------------    --------------

Per Share                           $        (.05)   $        (.01)   $         (.06)
                                    =============    =============    ==============

Weighted Average Number of Shares
 Outstanding                            1,287,393        1,287,393         1,287,393
                                    =============    =============    ==============






The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Period
                                                                       From July 1,
                                                                       2002 (date of
                                                                       commencement
                                                                      of development
                                           Nine Months Ended          stage) through
                                       March 31,       March 31,         March 31,
                                         2006            2005              2006
                                    -------------    -------------    --------------

Cash flows from Operating
 Activities:
   Net (loss)                       $     (65,842)   $      (9,592)   $      (81,298)
   Adjustment to reconcile net
    (loss) to net cash provided
    by operating activities:
     Depreciation                           5,914             --               5,914
     Increase in accounts payable
      and accrued expenses                    677            9,592            13,709
                                    -------------    -------------    --------------
Net Cash (Used in) operating
 Activities                               (59,251)            --             (61,675)
                                    -------------    -------------    --------------
Cash Flows from Investing
 Activities                                  --               --                --
                                    -------------    -------------    --------------
Cash Flows from Financing
 Activities
   Additional paid-in capital                --               --               2,424
Advances from related party                59,251             --              59,251
                                    -------------    -------------    --------------
Net Cash Provided by Financing
 Activities                                59,251             --              61,675
                                    -------------    -------------    --------------
Increase (decrease) in Cash                  --               --                --

Cash, Beginning of Period                   2,980            2,980             2,980
                                    -------------    -------------    --------------
Cash, End of Period                         2,980            2,980             2,980
                                    =============    =============    ==============
Interest Paid                       $        --      $        --      $         --
                                    =============    =============    ==============
Income Taxes Paid                   $        --      $        --      $         --
                                    =============    =============    ==============

Schedule of non-cash financing and investing activities

Construction in progress financed
 By advances payable from related
 Party including accrued interest
 Through August 31, 2005            $      21,273    $     356,104    $      406,945
                                    =============    =============    ==============

The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of March 31, 2006, the statements of operations for the three month and nine month periods ended March 31, 2006 and 2005 and the statements of cash flows for the nine month periods ended March 31, 2006 and 2005, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and nine months ending March 31, 2006 are not necessarily indicative of results expected for the full year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2005 audited financial statements and the accompanying notes included in the Company's Report on Form 10-SB, filed with the Securities and Exchange Commission.

(2)   Related party transactions

As of March 31, 2006, the Company's President has advanced $462,631 plus accrued interest at 8% per annum of $16,980 to the Company for the construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $430,000 of the advances and accrued interest to a mortgage note payable collateralized by the land and building owned by the Company. An additional $32,631 in advances are uncollateralized, bear no interest and have no maturity date.

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

Results of Operations

The Company generated no revenues during the quarter ended March 31, 2006, and management does not anticipate any revenues until May 2006, due to the seasonal nature of the business.

The Company has minimal capital.

At March 31, 2006, the Company had no material commitments for capital expenditures.

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

Birch Branch, Inc.


 /s/ Michael Schumacher
-----------------------------------------
Michael Schumacher, President, Treasurer,
 Chief Executive Officer,
 Chief Financial Officer and Director


Date:  May 22, 2006


 /s/ George A. Powell
-----------------------------------------
George A. Powell, Vice-President,
 Secretary and Director

Date:  May 22, 2006