Form 10KSB
period 2006-06-30
BIRCH BRANCH INC
filed 2006-09-01
CIK 857872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended - June 30, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether small business issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       1,287,393 as of September 1, 2006.

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

Simultaneous with the pro rata spin-off of Pride, Inc., the directors of Pride and Pride Holdings, Inc. determined that Birch Branch should also be distributed on the same basis to the same qualified PIDV shareholders. Birch Branch is the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development and since Pride and Pride Holdings, Inc. are not in the real estate development business, it was determined that it was in the best interest of Pride's shareholders to spin-off Birch Branch to the same PIDV qualified shareholders. The shares of Birch Branch, Inc. are being held by Michael L. Schumacher, for the benefit of the PIDV qualified shareholders. The shares will be distributed to the PIDV shareholders upon the effectiveness of a registration statement.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the Company's telephone number is
(303) 480-5037.

GENERAL BUSINESS PLAN

Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska property lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and was completed in September 2005. The total cost including furnishings and construction interest was approximately $410,000. All of the costs have been funded by advances from the Company's President. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The common stock of the Company recently began trading on the Over the Counter Bulletin Board system under the symbol "BHBH". There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's stockholders.

(b) Holders.

As of June 30, 2006, there are approximately 412 holders of the Company's Common Stock.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended June 30, 2006, included elsewhere in this filing. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition
-------------------

We have had no revenue during the two years ended June 30, 2006. Anticipated future operating revenue will represent daily room rentals and revenues from food and other services. Such revenues will be recorded as the rooms are rented or the services are performed.

Impairment of Long-Lived Assets
-------------------------------

We review our long-lived assets, including property, construction in progress, and equipment, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. As of June 30, 2006, we do not consider any of its long-lived assets to be impaired.

Plan of Operation for June 30, 2006 to June 30, 2007

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

We generated no revenues during the year ended June 30, 2006, and management does not anticipate any revenues until May 2007.

Seasonality

It is expected that our business will be seasonal with nearly all revenue generated during the period commencing May 1 and ending October 31. Therefore, we do not anticipate any material revenue until May 2007.

Results of Operations

Year ended June 30, 2006
------------------------

We had no revenue for the year ended June 30, 2006.

Operating expenses during the year ended June 30, 2006 totaled $52,291, consisting of accounting and audit fees of $8,615, depreciation of $8,922, legal fees of $23,262, real estate taxes of $3,513, stock transfer fees of $3,852, and other expenses of $4,127. Interest expense during the year ended June 30, 2006 totaled $28,171.

Year ended June 30, 2005
------------------------

We had no revenue for the year ended June 30, 2005.

Operating expenses during the year ended June 30, 2005 totaled $12,988, consisting of professional fees of $10,546, real estate taxes of $1,405 and other expenses of $1,037.

Liquidity and Capital Resources

At June 30, 2006, we had an unrestricted cash balance of approximately $2,980. Our current assets were approximately $2,980 at June 30, 2006 and our current liabilities totaled approximately $37,013, resulting in a net working capital deficit of ($34,033).

Financial Position

At June 30, 2006, we had no commitments for capital expenditures. The bed and breakfast was completed in September 2005, and our President and the Company converted $381,134 of the advances and $48,866 of the accrued interest to a mortgage note payable totaling $430,000, collateralized by the land and building owned by the Company. An additional $34,069 in advances is uncollateralized, bears no interest and has no maturity date.

The mortgage loan bears simple interest at 8% per annum with the total note and accrued interest due September 30, 2010. The Annual Percentage Rate (APR) is approximately 6.85%. Construction note interest of $48,866 was capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, were expensed as incurred.

The Company is dependent on our President to provide advances sufficient to cover working capital needs through June 30, 2007. Management estimates it will take approximately $20,000 - $25,000 per year to fund existing operations. Should we decide to develop or improve the four remaining lots that it owns, it will require additional development capital. We currently have no plans to develop or build on the remaining four lots it owns.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------  -------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Audited Financial Statements:

         Report of Independent Registered Public Accounting Firm            F-2

         Balance Sheet                                                      F-3

         Statements of Operations                                           F-4

         Statement of Changes in Stockholders' (Deficit)                    F-5

         Statements of Cash Flows                                           F-6

         Notes to Financial Statements                                      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Birch Branch, Inc.
Denver, CO

We have audited the accompanying balance sheet of Birch Branch, Inc. (a development-stage company) as of June 30, 2006 and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2006 and 2005 and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Birch Branch, Inc. (a development-stage company) as of June 30, 2006 and the related statements of operations and cash flows for the two years ended June 30, 2006 and 2005 and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has no operating revenues to date, has working capital and stockholders' deficits, and has recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Miller & McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

August 29, 2006

                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2006

                                     ASSETS
                                     ------

Current Assets:
Cash                                                               $   2,980
                                                                   ---------
Total Current Assets                                                   2,980

Real estate, land                                                     55,595
Real estate, building, net of accumulated depreciation of $7,660     390,678
Furnishings, net of accumulated depreciation of $1,262                 7,839
                                                                   ---------

TOTAL ASSETS                                                       $ 457,091
                                                                   =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
 Accounts payable, related party                                   $  34,069
 Accrued expenses                                                      2,944
                                                                   ---------
Total Current Liabilities                                             37,013

Mortgage note payable, related party                                 430,000
Accrued interest payable, related party                               25,557
                                                                   ---------

TOTAL LIABILITIES                                                    492,570
                                                                   ---------

Commitments and contingencies (Notes 1, 2, 3, 4 and 5)

Stockholders' (Deficit):
  Preferred stock, no par value
    50,000,000 shares authorized,
    none issued and outstanding                                         --
  Common stock, no par value,
    500,000,000 shares authorized,
    1,287,393 issued and outstanding                                  65,613
  Accumulated (Deficit)                                               (5,173)
  Accumulated (Deficit) during Development Stage                     (95,919)
                                                                   ---------

TOTAL STOCKHOLDERS' (DEFICIT)                                        (35,479)
                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $ 457,091
                                                                   =========

    The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                        For the Period from July 1, 2002
                   (date of commencement of development stage)
                              through June 30, 2006

                                                                          For the period
                                                                           from July 1,
                                                                          2002 (date of
                                                                           commencement
                                                                          of development
                                                 Year Ended               stage) through
                                                  June 30,                   June 30,
                                           2006              2005              2006
                                           ----              ----              ----
Revenue                               $         --      $         --      $         --
                                      --------------    --------------    --------------

Expenses
   Accounting and auditing                     8,615             7,495            16,110
   Depreciation                                8,922              --               8,922
   Legal fees                                 23,262             3,051            26,313
   Real estate taxes                           3,513             1,405             7,336
   Stock transfer fees                         3,852              --               3,852
   Other                                       4,128             1,037             5,215
                                      --------------    --------------    --------------
                                              52,292            12,988            67,748
                                      --------------    --------------    --------------

Net Operating (Loss)                         (52,292)          (12,988)          (67,748)

Other (Expense):
   Interest expense                          (28,171)             --             (28,171)
                                      --------------    --------------    --------------

Net (Loss)                            $      (80,463)   $      (12,988)   $      (95,919)
                                      ==============    ==============    ==============

Per Share                             $         (.06)   $         (.01)   $         (.07)
                                      ==============    ==============    ==============

Weighted Average Shares Outstanding        1,287,393         1,287,393         1,287,393
                                      ==============    ==============    ==============






    The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                        For the Period from July 1, 2002
                  (date of commencement of development stage)
                              through June 30, 2006

                                                                                                  Accumulated
                                                                                                   (Deficit)
                                                                                                     during
                               Preferred      Stock       Common         Stock     Accumulated    Development
                              No./Shares     Amount     No./Shares      Amount      (Deficit)        Stage          Total
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at July 1, 2002             --     $     --      1,325,000    $   63,189   $    (5,173)   $      --      $    58,016
Cash capital contributions          --           --           --           1,192          --             --            1,192
Common stock canceled
(Note 4)                            --           --        (37,607)         --            --             --             --
Net loss for the year ended
 June 30, 2003                      --           --           --            --            --           (1,216)        (1,216)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2003            --           --      1,287,393        64,381        (5,173)        (1,216)        57,992
Cash capital contributions          --           --           --           1,232          --             --            1,232
Net loss for the year ended
 June 30, 2004                      --           --           --            --            --           (1,252)        (1,252)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2004            --           --      1,287,393        65,613        (5,173)        (2,468)        57,972
Net loss for the year ended
 June 30, 2005                      --           --           --            --            --          (12,988)       (12,988)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2005            --           --      1,287,393        65,613        (5,173)       (15,456)        44,984
Net loss for the year ended
 June 30, 2006                      --           --           --            --            --          (80,463)       (80,463)
                              ----------   ----------   ----------    ----------   -----------    -----------    -----------
Balance at June 30, 2006            --     $     --      1,287,393    $   65,613   $    (5,173)   $   (95,919)   $   (35,479)
                              ==========   ==========   ==========    ==========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                        For the Period from July 1, 2002
                   (date of commencement of development stage)
                              through June 30, 2006


                                                                                       For the period
                                                                                        from July 1,
                                                                                       2002 (date of
                                                                                        commencement
                                                                                       of development
                                                              Year Ended               stage) through
                                                               June 30,                   June 30,
                                                        2006              2005              2006
                                                        ----              ----              ----
Cash Flows from Operating Activities:
Net (Loss)                                         $      (80,463)   $      (12,988)   $      (95,919)
  Adjustment to reconcile net (loss) to
    net cash provided by operating activities:
        Depreciation                                        8,922              --               8,922
        Increase in accounts payable and
         accrued expenses                                   2,275            12,988            15,307
                                                   --------------    --------------    --------------
Net Cash (Used in) Operating Activities                   (69,266)             --             (71,690)
                                                   --------------    --------------    --------------

Cash Flows from Investing Activities                         --                --                --
                                                   --------------    --------------    --------------
Cash Flows from Financing Activities:
  Additional paid-in capital                                 --                --               2,424
  Advances from related party                              69,266              --              69,266
                                                   --------------    --------------    --------------
Net Cash Provided by Financing Activities                  69,266              --              71,690
                                                   --------------    --------------    --------------

Increase in Cash                                             --                --                --

Cash, Beginning of Period                                   2,980             2,980             2,980
                                                   --------------    --------------    --------------

Cash, End of Period                                $        2,980    $        2,980    $        2,980
                                                   ==============    ==============    ==============

Interest Paid                                      $         --      $         --      $         --
                                                   ==============    ==============    ==============

Income Taxes Paid                                  $         --      $         --      $         --
                                                   ==============    ==============    ==============

Supplementary Schedule of Non-cash Transactions:

Construction in progress financed
  by advances payable from related party
  including accrued interest                       $       21,273    $      163,506    $      398,517
                                                   ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                               ------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005


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

         Description of Business

         Birch Branch is principally in the real estate investment business. Birch Branch owns real estate in Nebraska. At November 12, 2002, Birch Branch had tentative plans to build a replica of a historic artist's studio (Studio) on one of the Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and was 100% complete on September 7, 2005. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

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

         Revenue Recognition

         The Company had no revenue during the two years ended June 30, 2006. Anticipated future operating revenue will represent daily room rentals and revenues from food and other services. Such revenues will be recorded as the rooms are rented on a straight-line basis or the services are performed.

         Cash and Cash Equivalents

         The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

         Property and Furnishings

         Property and furnishings are carried principally at cost. Upon receipt of the certificate of occupancy on September 30, 2005, the Company began depreciating the property and furnishings on the straight-line method over their respective estimated useful lives. Estimated useful lives generally range from 10 to 40 years for buildings and five to ten years for furnishings.

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets, including property, construction in progress, and equipment, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. As of June 30, 2006, the Company does not consider any of its long-lived assets to be impaired.

         Fair Value of Financial Instruments

         The Company, as required, discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

         Recent Accounting Pronouncements

         There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

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

         The Company has paid no dividends during the years ended June 30, 2006 and 2005.

         No advertising expense has been incurred.

         The Company has not entered into any leases.

         All of the Company's assets are located in the United States.

(2)      Basis of Presentation - Going Concern
         -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no operating income to date, has working capital and stockholders' deficits, and has recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company has been economically dependant on its President to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company anticipates receiving additional financing from its President. There is no assurance that the Company's President will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3)      Property and Furnishings
         ------------------------

Property and furnishings at June 30, 2006 are summarized as follows:

         Building                              $    398,338
         Land                                        55,595
         Furnishings                                  9,101
                                               ------------
                                                    463,034
         Less accumulated depreciation               (8,922)
                                               ------------
                                               $    454,112

(4)      Common and Preferred Stock
         --------------------------

The Company's articles of incorporation authorize the issuance of 500,000,000 shares of no par common stock and 50,000,000 shares of no par preferred stock. At June 30, 2006, there were 1,287,393 shares of common stock outstanding. At June 30, 2006, there were no preferred shares outstanding. Terms and preferences of future issuances of preferred stock, if any, are at the discretion of the Company's Board of Directors.

The Company's outstanding common stock was distributed to qualified spin-off shareholders upon the effectiveness of a registration statement with the Securities and Exchange Commission. During March 2003, the Company's outstanding common stock was reduced to 1,287,393 shares to match the number of shares to be distributed to eligible shareholders.

(5)      Income Taxes
         ------------

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carry forwards expire in various years through 2026. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                           Estimated                Change in
                Estimated NOL     NOL     Tax Benefit   Valuation   Valuation   Net Tax
Period Ending   Carry-forward   Expires     from NOL    Allowance   Allowance   Benefit
-------------   -------------   -------   -----------   ---------   ---------   -------
June 30, 2005       20,629        2025        3,816       (3,816)     (2,402)      --
June 30, 2006      101,092        2026       18,702      (18,702)    (14,886)      --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

         Income tax benefit at statutory rate resulting from
          net operating loss carryforward                             (15.0%)
         State tax (benefit) net of Federal benefit                    (3.5%)
         Deferred income tax valuation allowance                       18.5%
                                                                   ------------
         Actual tax rate                                                 0%
                                                                   ============

(6)      Related Party Transactions
         --------------------------

The Company's President advanced funds plus accrued interest to the Company for the construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $381,134 of the advances and $48,866 of the accrued interest to a mortgage note payable totaling $430,000, collateralized by the land and building owned by the Company. An additional $34,069 in advances is uncollateralized, bears no interest and has no maturity date.

The mortgage loan bears simple interest at 8% per annum with the total note and accrued interest due September 30, 2010. The Annual Percentage Rate (APR) is approximately 6.85%. Construction note interest of $48,866 was capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, were expensed as incurred.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                        AGE         POSITION

Michael Schumacher          57          President, Treasurer, Chief Financial
Officer and Director

George Powell               80          Vice President, Secretary and Director


MICHAEL SCHUMACHER. Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since acquisition by PIDV. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until December 2002. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher has also been a director, president and treasurer of Pride, Inc., a real estate company, since inception, August 22, 2001. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. From January 2005 to June 2006, he was President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

GEORGE A. POWELL. George A. Powell has been Secretary, Vice-President and a Director of the Company since acquisition by PIDV. Mr. Powell has been a director, secretary and vice-president of Pride, Inc., a real estate company, since August 22, 2001. Mr. Powell was from October 1996 until September 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public real estate company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV), a public real estate company. Since December 2004, he has been Vice-President and Secretary of Springfield Financial, Inc., an inactive public company. From January 2005 to June 2006, he was secretary and a director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of September 1, 2006 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

                                                                 Number
Owner                             Relationship                 of Shares
-----                             ------------                 ---------

Jada Schumacher                   Daughter                       1,024
Spencer Schumacher                Son                            1,024
Quinn Schumacher                  Son                            1,204
Ralph and Alma Schumacher         Parents                          366
Roberta and Timothy Weiss         Sister and her spouse            328
Constance and Gary Novak          Sister and her spouse            328
Cynthia Rubinson                  Sister                           328
                                                                 -----

Total                                                            4,422
                                                                 -----

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

                                                                 Number
Owner                             Relationship                 of Shares
-----                             ------------                 ---------

Debra L. Morris                   Daughter                       9,592
Gary A. Morris                    Brother                        4,794
                                                                ------

Total                                                           14,386
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Schumacher Plan holds 681,368 shares of our issued and outstanding stock, representing 52.9% of our issued and outstanding common stock. Michael L. Schumacher is the sole beneficiary of the Schumacher Plan. The Schumacher Plan may be deemed a "parent" as defined under the rules and regulations promulgated under the Securities Act.

The Company's President has advanced funds plus accrued interest at 8% per annum to the Company for the construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $381,134 of the advances and $48,866 of the accrued interest to a mortgage note payable totaling $430,000, collateralized by the land and building owned by the Company. An additional $34,069 in advances is uncollateralized, bears no interest and has no maturity date.

The mortgage loan bears simple interest at 8% per annum with the total note and accrued interest due September 30, 2010. The Annual Percentage Rate (APR) is approximately 6.85%. Construction note interest of $48,866 was capitalized during the construction period. Immaterial real estate taxes on this property, subject to the construction in progress, were expensed as incurred.

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

31.2   Certification of Vice President          Filed herewith
       pursuant to Section 302 of  the          electronically
       Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial              electronically
       Officer pursuant to 18 U.S.C.
       Section 1350

32.2   Certification of Vice President          Filed herewith
       pursuant to 18 U.S.C.                    electronically
       Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Small business issuer has duly caused this Annual Report of Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Birch Branch, Inc.

Date: September 1, 2006

By:


 /s/ Michael Schumacher
-------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial
Officer and Director



By:


  /s/ George A. Powell
-------------------------------------------
George A. Powell
Vice-President, Secretary and Director