Form 10QSB
period 2006-09-30
BIRCH BRANCH INC
filed 2006-11-14
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2006


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

                            Yes X             No___


As of September 30, 2006, the Registrant had 1,287,393 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes___    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.        Financial Information

         Item I.  Financial Statements

                  Balance Sheet as of September 30, 2006
                    (unaudited) and June 30, 2006                           2

                  Statements of Operations, Three Months
                    Ended September 30, 2006 and 2005 (unaudited)           3

                  Statements of Cash Flows, Three Months
                    Ended September 30, 2006 and 2005 (unaudited)           4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              7

Part II.  Other Information                                                 8

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,      June 30,
                                                     2006             2006
                                                  (Unaudited)     (See Note 1)
                                                 -------------    -------------

Current Assets
 Cash                                            $       2,980    $       2,980
                                                 -------------    -------------
Total Current Assets                                     2,980            2,980

Real estate, land                                       55,595           55,595
Real estate, building, net of accumulated
 depreciation of $10,214 and $7,660 at
 September 30, 2006 and June 30, 2006                  388,124          390,678
Furnishings, net of accumulated depreciation
 of $1,724 and $1,262 at September 30, 2006
 and June 30, 2006                                       7,885            7,839
                                                 -------------    -------------
Total Assets                                     $     454,584    $     457,091
                                                 =============    =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
 Accounts payable, related party                        38,172           34,069
 Accrued expenses                                        7,992            2,944
                                                 -------------    -------------
  Total Current Liabilities                             46,164           37,013

Mortgage note payable, related party                   430,000          430,000
Accrued interest payable, related party                 34,227           25,557
                                                 -------------    -------------
Total Liabilities                                      510,391          492,570


Stockholders' (Deficit):
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                             --               --
 Common Stock, no par value,
  500,000,000 shares authorized
  1,287,393 shares issued and
  outstanding                                           65,613           65,613
Accumulated (deficit)                                   (5,173)          (5,173)
Accumulated (deficit) during development stage        (116,247)         (95,919)
                                                 -------------    -------------
Total Stockholders' (Deficit)                          (55,807)         (35,479)
                                                 -------------    -------------

Total Liabilities and Stockholders' (Deficit)    $     454,584    $     457,091
                                                 =============    =============

The accompanying notes are an integral part of the financial statements.



                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Period
                                                                       From July 1,
                                                                      2002 (date of
                                                                       commencement
                                                                      of development
                                          Three Months Ended          stage) through
                                    September 30,    September 30,    September 30,
                                         2006             2005             2006
                                    -------------    -------------    --------------
Revenues                            $        --      $        --      $         --
                                    -------------    -------------    --------------

Expenses
   Accounting and auditing                  4,850              875            20,960
   Depreciation                             3,016             --              11,938
   Legal fees                                --              1,494            26,313
   Real estate taxes                          697              335             8,033
   Stock transfer fees                      1,721             --               5,573
   Other                                    1,373              575             6,588
                                    -------------    -------------    --------------
                                           11,657            3,279            79,405
                                    -------------    -------------    --------------
Net Operating (Loss)                      (11,657)          (3,279)          (79,405)

Other (Expense):
   Interest expense                        (8,671)          (2,615)          (36,842)
                                    -------------    -------------    --------------

Net (Loss)                          $     (20,328)          (5,894)         (116,247)
                                    -------------    -------------    --------------

Per Share                           $        (.02)   $        (.01)   $         (.09)
                                    =============    =============    ==============

Weighted Average Number of Shares
 Outstanding                            1,287,393        1,287,393         1,287,393
                                    =============    =============    ==============







The accompanying notes are an integral part of the financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Period
                                                                                 From July 1,
                                                                                2002 (date of
                                                                                 commencement
                                                                                of development
                                                    Three Months Ended          stage) through
                                              September 30,    September 30,    September 30,
                                                   2006             2005             2006
                                              -------------    -------------    --------------
Cash Flows from Operating Activities:
  Net (loss)                                  $     (20,328)   $      (5,894)   $     (116,247)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Depreciation                                     3,016             --              11,938
     Increase (decrease) in accounts payable
      and accrued expenses                           13,209          (13,079)           28,516
                                              -------------    -------------    --------------
Net Cash (Used in) Operating Activities              (4,103)         (18,973)          (75,793)
                                              -------------    -------------    --------------
Cash Flows from Investing Activities                   --               --                --
                                              -------------    -------------    --------------
Cash Flows from Financing Activities
   Additional paid-in capital                          --               --               2,424
   Advances from related party                        4,103           18,973            73,369
                                              -------------    -------------    --------------
Net Cash Provided by Investing Activities             4,103           18,973            75,793
                                              -------------    -------------    --------------
Increase (Decrease) in Cash                            --               --                --

Cash, Beginning of Period                             2,980            2,980             2,980
                                              -------------    -------------    --------------
Cash, End of Period                           $       2,980    $       2,980    $        2,980
                                              =============    =============    ==============
Interest Paid                                 $        --      $        --      $         --
                                              =============    =============    ==============
Income Taxes Paid                             $        --      $        --      $         --
                                              =============    =============    ==============

Schedule of non-cash financing and
 investing activities:

Construction in progress financed
by advances payable from related
party including accrued interest              $        --      $       12,680    $       398,517
                                              =============    ==============    ===============



The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2006, the statements of operations for the three month periods ended September 30, 2006 and 2005 and the statements of cash flows for the three month periods ended September 30, 2006 and 2005, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ending September 30, 2006 are not necessarily indicative of results expected for the full year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Going Concern

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

 (3)   Related party transactions

The Company's President advanced funds plus accrued interest to the Company for the construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $381,134 of the advances and $48,866 of the accrued interest to a mortgage note payable totaling $430,000, collateralized by the land and building owned by the Company. An additional $38,172 in advances is uncollateralized, bears no interest and has no maturity date.

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

(4)  Agreement and Plan of Reorganization

On September 26, 2006, the Company entered into an Agreement and Plan of Reorganization with Fluid Audio Networks, Inc. ("FAN") under which, following a
3.75 forward stock split of the outstanding stock of the Company, the Company will issue 30,808,584 shares of its common stock to acquire all of the outstanding common stock of FAN. Additionally, the Company will divest itself of its nominal net real estate assets by conveying these assets to its President in exchange for the assumption of all the parent company debt and cancellation of 50,000 (post split) shares of its common stock held by its President and transferred to it. The Company's President will convey for cancellation an additional 50,000 shares (post split) of the Company's common stock in exchange for a payment of $500,000.

The Agreement is subject to certain significant contingencies which must be completed by November 30, 2006 in order for the transaction to be closed.

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

Results of Operations

The Company generated no revenues during the quarter ended September 30, 2006, and management does not anticipate any revenues until May 2007, due to the seasonal nature of the business.

The Company has minimal capital.

At September 30, 2006, the Company had no material commitments for capital expenditures related to furnishing the Studio.

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

Birch Branch, Inc.


/s/ Michael Schumacher
----------------------------------------------------------------
Michael Schumacher, President, Treasurer, Chief Executive Officer
 Chief Financial Officer and Director

Date:  November 13, 2006



/s/ George A. Powell
----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  November 13, 2006