Form 10QSB
period 2006-12-31
BIRCH BRANCH INC
filed 2007-02-14
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2006


                        Commission File Number: 000-50936


                               Birch Branch, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                   84-1124170
 ------------------------------               ------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                2560 W. Main St., Suite 200, Littleton, CO 80120
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 794-9450
                           --------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [X] No [_]

As of December 31, 2006, the Registrant had 1,274,893 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

ITEM 1 - FINANCIAL INFORMATION

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                   ASSETS

                                                 December 31,     June 30,
                                                     2006           2006
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------

Current Assets
 Cash                                           $         -      $    2,980
                                                -----------      ----------
Total Current Assets                                      -           2,980

Real estate, land                                         -          55,595
Real estate, building, net of accumulated
 depreciation of $7,660 at June 30, 2006                  -         390,678
Furnishings, net of accumulated depreciation
 of $1,262 at June 30, 2006                               -           7,838
                                                -----------      ----------
Total Assets                                    $         -      $  457,091
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
 Accounts payable                               $     1,000      $        -
 Accounts payable, related party                          -          34,069
 Accrued expenses                                         -           2,944
                                                -----------      ----------
  Total Current Liabilities                           1,000          37,013

Mortgage note payable, related party                      -         430,000
Accrued interest payable, related party                   -          25,557
                                                -----------      ----------
Total Liabilities                                     1,000         492,570

Stockholders' (Deficit):
 Preferred Stock, no par value,
  50,000,000 shares authorized,
  none issued and outstanding                             -               -
 Common Stock, no par value,
  500,000,000 shares authorized
  1,274,893 shares issued and
  outstanding                                        65,613          65,613
Additional Paid-In Capital                          148,502               -
Treasury Stock                                      (25,000)              -
Accumulated (Deficit)                                (5,173)         (5,173)
Accumulated (Deficit) during development stage     (184,942)        (95,919)
                                                -----------      ----------
Total Stockholders' (Deficit)                        (1,000)        (35,479)
                                                -----------      ----------

Total Liabilities and Stockholders' (Deficit)   $         -      $  457,091
                                                ===========      ==========



    The accompanying notes are an integral part of the financial statements.

                             BIRCH BRANCH, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                        Three Months Ended
                                                    December 31,   December 31,
                                                      2006             2005


Revenues                                          $        --       $        --
                                                  -----------       -----------

Expenses
   Accounting and auditing                                 --             6,220
   Legal fees                                           2,094            12,291
   Stock transfer fees                                  2,088                --
   Other                                                  762               420
                                                  -----------       -----------
                                                        4,944            18,931
                                                  -----------       -----------
(Loss) From Continuing Operations                      (4,944)          (18,931)

Discontinued Operations:
 Loss on discontinued operations
 (including loss on disposal in
  2006 of $52,017)                                    (63,751)          (13,565)
                                                  -----------       -----------

Net (Loss)                                        $   (68,695)          (32,496)
                                                  -----------       -----------

Per Share                                         $      (.05)      $      (.03)
                                                  ===========       ===========

Weighted Average Number of Shares
 Outstanding                                        1,287,121         1,287,393
                                                  ===========       ===========



The accompanying notes are an integral part of the financial statements.

                             BIRCH BRANCH, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                              For the Period
                                                               From July 1,
                                                               2002 (date of
                                                              commencement of
                                                                development
                                       Six Months Ended       stage) through
                                          December 31           December 31,
                                      2006           2005          2006


Revenues                          $          -   $         -   $         -
                                  ------------   -----------   -----------

Expenses
   Accounting and auditing               4,810         7,095        20,920
   Legal fees                            2,094        13,786        28,407
   Stock transfer fees                   3,809             -         7,661
   Other                                 1,507           546         6,722
                                  ------------   -----------   -----------
                                        12,220        21,427        63,710
                                  ------------   -----------   -----------
(Loss) From Continuing Operations      (12,220)      (21,427)      (63,710)

Discontinued Operations:
 Loss on discontinued operations
 (including loss on disposal in
  2006 of $52,017)                     (76,803)      (16,964)
(121,232)

                                   -----------   -----------   -----------

Net (Loss)                        $    (89,023)      (38,391)     (184,942)
                                  ------------   -----------   -----------

Per Share                         $       (.07)  $      (.03)  $      (.14)
                                  ============   ===========   ===========

Weighted Average Number of Shares
 Outstanding                         1,287,257     1,287,393     1,287,393
                                  ============   ===========   ===========



The accompanying notes are an integral part of the financial statements.

                              BIRCH BRANCH, INC.
                          (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                               For the Period
                                                                From July 1,
                                                                2002 (date of
                                                              commencement of
                                                                 development
                                        Six Months Ended       stage) through
                                           December 31          December 31,
                                       2006         2005             2006
Cash Flows from (Used in):
 Operating Activities of
  Continued Operations
   Net (Loss)                       $  (89,023)  $   (38,391)   $  (184,942)
    Less(Loss)from Discontinued
    Operations                         (76,803)      (16,964)      (121,232)
                                   -----------   -----------    -----------
Net (Loss) from Continuing
 Operations                            (12,220)      (21,427)       (63,710)

  Adjustment to reconcile net
   (Loss) to net cash provided
    by operating activities:
    (Decrease) in accounts payable
     and accrued expenses               (2,153)      (10,947)       (15,017)
                                   -----------   -----------    -----------
Net Cash (Used in) Operating
  Activities                           (14,373)      (32,374)       (78,727)
                                   -----------   -----------    -----------
Cash Flows from (Used in):
 Financing Activities of Continuing
  Operations:
   Additional paid-in capital                -             -          2,424
   Advances from related party          16,670        35,321         85,936
                                   -----------   -----------    -----------
Net Cash Provided by Financing
  Activities                            16,670        35,321         88,360
                                   -----------   -----------    -----------
Discontinued Operations:
Cash (Used in) Discontinued
 Operations                             (5,277)       (2,947)       (12,613)
                                   -----------   -----------    -----------
Net Cash Provided by (Used in)
 Discontinued Operations                (5,277)       (2,947)       (12,613)
                                   -----------   -----------    -----------

Increase (Decrease) in Cash             (2,980)            -         (2,980)

Cash, Beginning of Period                2,980         2,980          2,980
                                   -----------   -----------    -----------
Cash, End of Period                          -         2,980              -
                                   ===========   ===========    ===========
Interest Paid                      $         -   $         -    $         -
                                   ===========   ===========    ===========
Income Taxes Paid                  $         -   $         -    $         -
                                   ===========   ===========    ===========

Schedule of non-cash financing and investing activities:

Construction in progress financed
 by advances payable from related
 party including accrued interest  $         -   $    12,680    $   398,517
                                   ===========   ===========    ===========

Exchange of real estate for note
 payable and other liabilities     $   (96,485)  $         -    $   (96,485)
                                   ===========   ===========    ===========






The accompanying notes are an integral part of the financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2006 (Unaudited)

Note 1 -    Unaudited Financial Statements
------------------------------------------

The balance sheet as of December 31, 2006, the statements of operations for the three months and six month periods ended December 31, 2006 and 2005 and the statements of cash flows for the six month periods ended December 31, 2006 and 2005, have been prepared by Birch Branch, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2006 audited financial statements and the accompanying notes included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

Note 2-   Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Birch Branch, Inc. (the Company) was incorporated in the State of Colorado on September 28, 1989. The Company was formed to pursue real estate development in Nebraska, and has since completed construction on a Studio/private museum/bed and breakfast rental facility. There were four additional lots included in this development, which were being held as investments for potential future development or sale.

In December, 2006 all of the property described above was sold pursuant to an Asset Purchase Agreement, dated December 6, 2006, between the Company and the Company's then President ("Purchaser"). The consideration received by the Company consisted of 12,500 shares of Company common stock that was owned by the Purchaser together with the cancellation of a note due to Purchaser with a principal amount due of $430,000, secured by the Company's assets, all related accrued interest and the release of the Company from all other liabilities due to Purchaser.

The Company is a development stage company that has not had any significant revenue since inception. The Company realized a net loss of approximately $184,942 during the period from inception through December 31, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective December 6, 2006 the Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Since inception, the Company has been economically dependent on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company signed a Revolving Credit Agreement with certain officers and shareholders on January 23, 2007. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note.

Cash
----

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 -  Basis of Presentation - Going Concern
-----------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital, a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, the Company will need to continue to be dependent on its officers and directors in order to meet its liquidity needs during the next fiscal year.

There is no assurance that the Company's officers and directors will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 4 -  Stockholders' Equity
------------------------------

The common stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "BHBH.OB".

As of December 31, 2006 there were 1,274,893 shares of the Company's common stock outstanding and held of record by approximately 398 holders. This number of holders does not include beneficial owners who hold shares at broker/dealers in "street name".

On December 6, 2006, 12,500 shares of the Company's common stock was returned to treasury pursuant to an Asset Purchase Agreement with the Company's then President.

Note 5 -  Related Party Transactions
------------------------------------

Prior to December 2006, the Company's then President advanced funds plus accrued interest to the Company for construction in progress and operating expenses. The construction was completed in September 2005, and the Company's President and the Company converted $381,134 of the advances and $48,866 of the accrued interest to a mortgage note payable totaling $430,000, collateralized by the land owned by the Company. During December 2006, the land, building and improvements were sold, pursuant to an Asset Purchase Agreement, dated December 6, 2006, to the Company's then President in exchange for the cancellation of a $430,000 note, interest payable of approximately $39,976, additional advances of approximately $50,739, accounts payable and accrued liabilities of approximately $6,388, and the return to the Company of 12,500 shares of the Company's outstanding common stock. The sale resulted in a loss to the Company of approximately $52,016 and resulted in additional paid-in capital of approximately $148,502 from the excess of liabilities assumed over the net fair value of the property.

The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). As of December, 2006 and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.

On December 6, 2006, a Stock Purchase Agreement was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust, and Timothy Brasel and/or assigns (Mathis, Lazzeri and Brasel collectively "Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of Birch Branch, Inc. and Michael L. Schumacher, the Company's past President. In the Stock Purchase Agreement, Schumacher agreed to sell 762,500 fully paid and nonassessable Shares of Birch Branch's common stock to Investor. The Birch Branch Shares purchased equal approximately 59.81% of all issued and outstanding Shares of Birch Branch common stock. The aggregate purchase price paid by the Investors for the Birch Branch Shares was $450,000.


Note 6 -   Change in Control and Agreement and Plan of Reorganization
---------------------------------------------------------------------

On September 26, 2006 the Company entered into an Agreement and Plan of Reorganization with Fluid Audio Networks, Inc. ("FAN") under which, following a proposed 3.75 for 1 forward stock split of the outstanding common stock of the Company, the Company would issue 30,808,584 shares of common stock to acquire all of the outstanding common stock of FAN. Additionally, the Company was to divest itself of its real estate assets by conveying these assets to its President in exchange for the assumption of all the parent company debt and cancellation of 50,000 (post split) shares of its common stock held by its President and transferred to it. The Company's President was to convey for cancellation an additional 50,000 shares (post split) of the Company's common stock in exchange for a payment of $500,000.

The Agreement and Plan of Reorganization was subject to certain significant contingencies which must have been resolved by November 30, 2006 in order for the transaction to close. As of November 30, 2006, several contingencies had not been satisfied, therefore, following a brief extension of time to attempt to clear the open contingencies, which was not successful, the Agreement and Plan of Reorganization was terminated without any further commitment or obligation by the Company.

On December 6, 2006, a Stock Purchase Agreement was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust, and Timothy Brasel and/or assigns (Mathis, Lazzeri and Brasel collectively "Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of Birch Branch, Inc. and Michael L. Schumacher, the Company's past President. In the Stock Purchase Agreement, Schumacher agreed to sell 762,500 fully paid and nonassessable Shares of Birch Branch's common stock to Investor. The Birch Branch Shares purchased equal approximately 59.81% of all issued and outstanding Shares of Birch Branch common stock as of December 31, 2006. The aggregate purchase price paid by the Investors for the Birch Branch Shares was $450,000. This transaction resulted in a change in control of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company was organized on September 28, 1989 under the laws of the state of Colorado. Until November 12, 2002, the Company was a wholly owned subsidiary of Pride Holdings, Inc. Pride Holdings is a wholly-owned subsidiary of Pride, Inc. (PRIDE). Pride, Inc. was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. (USMS) shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction. Since USMS's business was not related to the real estate and mortgage investment business of PRIDE, the PIDV directors decided it was in the best interest of PIDV and PRIDE and PIDV's shareholders to spin-off PRIDE. The conditions of the business combination agreement with USMS stipulated that PRIDE would be spun-off to PIDV shareholders. The shares of PRIDE were being held by Michael L. Schumacher, President, for the benefit of PIDV shareholders, in escrow with instructions to distribute the PRIDE shares once the PRIDE Form 10-SB became effective with the Securities and Exchange Commission. Management of PRIDE continued operations of PRIDE in the same manner as prior to the spin-off and does not anticipate any additional corporate transactions.

Simultaneous with the spin-off of Pride, Inc., the directors of Pride and Pride Holdings, Inc. determined that Birch Branch should also be distributed in the same manner to the same qualified PIDV shareholders. Birch Branch was the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development, it was determined that it was in the best interest of Pride's shareholders to spin-off Birch Branch to the same PIDV qualified shareholders.

At November 12, 2002, the Company had tentative plans to build a replica of a historic artist's studio (Studio) on one of the five Nebraska lots, but had not commenced construction at that time. The tentative plans called for using the Studio as a private museum and as a bed and breakfast type rental facility. Construction began on the Studio in 2003 and it was complete as of December 31, 2005. Since there are five lots included in this property, the remaining four lots are being held as investments for potential future development or sale.

On December 6, 2006, a Stock Purchase Agreement ("Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust, and Timothy Brasel and/or assigns (Mathis, Lazzeri and Brasel collectively "Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of Birch Branch, Inc. and Michael L. Schumacher, individually. In the Agreement, Schumacher agreed to sell 762,500 fully paid and nonassessable Shares of Birch Branch's common stock. The Birch Branch Shares purchased equal approximately 59.81% of all issued and outstanding Shares of Birch Branch common stock as of December 31, 2006. The aggregate purchase price by the Investors for Birch Branch Shares shall be $450,000 at closing.

Results of Operations

Three Months Ended December 31, 2006 compared with Three Months Ended

---------------------------------------------------------------------
December 31, 2005
-----------------

No operating revenues were generated during the three months ended December 31, 2006 and December 31, 2005. Operating expenses decreased by $ 13,987 to $ 4,944 for the three months ended December 31, 2006. The decreased operating expenses resulted principally from decreased legal and accounting fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 68,695 for the three months ended December 31, 2006 compared to $ 32,496 for the three months ended December 31, 2005. The Company's net loss increase resulted principally from the loss on discontinued operations.

Six Months Ended December 31, 2006 compared with Six Months Ended
-----------------------------------------------------------------
December 31, 2005
-----------------

No operating revenues were generated during the six months ended December 31, 2006 and December 31, 2005. Operating expenses decreased by $ 9,207 to $ 12,220 for the six months ended December 31, 2006. The decreased operating expenses resulted principally from decreased legal and accounting fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 89,023 for the six months ended December 31, 2006 compared to $ 38,391 for the six months ended December 31, 2005. The Company's net loss increase resulted principally from the loss on discontinued operations.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2006, the Company had a working capital deficit of ($1,000), compared to working capital deficit of $($15,037) at December 31, 2005.

The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded through a Revolving Credit Agreement loans from major shareholders.

ITEM 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birch Branch, Inc.


/s/ Earnest Mathis
-------------------------
Earnest Mathis, President
Date:  February 12, 2007