Form 10KSB/A
period 2006-06-30
BIRCH BRANCH INC
filed 2007-04-17
CIK 857872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Seasonality
-----------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8A.  CONTROLS AND PROCEDURES.

The Company's management, including the president, chief financial officer and vice president, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of June 30, 2006. Their evaluation concluded that the disclosure controls and procedures are effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the president, chief financial officer and vice president.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




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

Date: April 15, 2007

By:


 /s/ Michael Schumacher
-------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial
Officer and Director



By:


  /s/ George A. Powell
-------------------------------------------
George A. Powell
Vice-President, Secretary and Director