Form 10QSB/A
period 2006-09-30
BIRCH BRANCH INC
filed 2007-04-20
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2006


                        Commission File Number: 000-50936


                               Birch Branch, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                      84-1124170
-----------------------------               ---------------------------------
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
                                              =============    =============    ==============

Schedule of non-cash financing and
 investing activities:

Construction in progress financed
by advances payable from related
party including accrued interest              $        --      $       12,680    $     398,517
                                              =============    ==============    =============



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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's management, including the president, chief financial officer and vice president, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of September 30, 2006. Their evaluation concluded that(i) the disclosure controls and procedures are effective as of September 30, 2006 and provide reasonable assurance that material information relating to the Company is made known to management including the president, chief financial officer and vice president and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  April 16, 2007



/s/ George A. Powell
-----------------------------------------------------------------
George A. Powell, Vice-President, Secretary and Director

Date:  April 16, 2007