Form 10QSB
period 2007-03-31
BIRCH BRANCH INC
filed 2007-05-15
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                          Commission file No. 000-50936

                               BIRCH BRANCH, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                    84-1124170
          --------                                    ----------
  (State of incorporation)               (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES [X] NO [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                         YES [X] NO [ ]


As of May 14, 2007 the Company had 5,123,930 shares of its no par value common stock issued and outstanding.

Table of Contents


 Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets March 31, 2007
         (unaudited) and June 30, 2006                                      2

         Condensed Statements of Operations
         Three Months Ended March 31, 2007 and 2006 and
         Nine Months Ended March 31, 2007 and 2006 and
         from July 1, 2002 (Date of commencement of development stage)
         through March 31, 2007  (unaudited)                                3

         Condensed Statements of Cash Flows Nine
         Months Ended March 31, 2007 and 2006 and
         from July 1, 2002 (Date of commencement of
         development stage) through March 31, 2007 (unaudited)              4

         Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis or Plan of Operation          8

Item 3.  Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits                                                          12



Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                   March 31,    June 30,
                                                                     2007        2006
                                                                  ---------    ---------
                                                                 (unaudited) (see Note 1)
ASSETS
Current assets:
       Cash                                                       $      --    $   2,980
                                                                  ---------    ---------
          Total current assets                                           --        2,980

       Real estate, land                                                 --       55,595
       Real estate, building, net of accumulated depreciation
          of $7,660 at June 30, 2006                                     --      390,678
       Furnishings, net of accumulated depreciation
         of $1,262 at June 30, 2006                                      --        7,838
                                                                  ---------    ---------

       Total assets                                               $      --    $ 457,091
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable and accrued expenses                      $   4,898    $   2,944
       Accounts payable, related party                                   --       34,069
       Accrued expense                                                  100           --
       Note payables                                                 10,000           --
                                                                  ---------    ---------

         Total current liabilities                                   14,998       37,013

       Mortgage note payable, related party                              --      430,000
       Accrued interest payable, related party                           --       25,557
                                                                  ---------    ---------

       Total liabilities                                             14,998      492,570

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                           --           --
Common stock, authorized 500,000,000 shares, no par value,
    5,123,930 and 1,287,393 issued and outstanding respectively      65,613       65,613
Additional paid in capital                                          153,502           --
Treasury Stock                                                      (25,000)          --
Deferred loan fee, net of amortization                               (4,816)
Accumulated (deficit)                                                (5,173)      (5,173)
Accumulated (deficit) during development stage                     (199,124)     (95,919)
                                                                  ---------    ---------

         Total shareholders' equity                                 (14,998)     (35,479)
                                                                  ---------    ---------

         Total liabilities and shareholders' equity               $      --    $ 457,091
                                                                  =========    =========


              The accompanying notes are an integral part of these
                        condensed financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                           Period July 1,
                                                                                                           2002 (Date of
                                                For the Three  For the Three  For the Nine   For the Nine   Commencement
                                                Months Ended   Months Ended   Months Ended   Months Ended  of Development
                                                  March 31,      March 31,      March 31,      March 31,     Stage) to
                                                    2007           2006           2007           2007      March 31, 2007
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,500            780          6,310          7,875         22,420
     Legal fees                                       3,298          9,074          5,392         22,859         31,705
     Shareholder expense                              2,582          2,926          6,391          2,926         10,243
     Other general and administrative expense         6,518          1,655          8,026          3,029         13,240
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                      13,898         14,435         26,118         36,689         77,608
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                          (13,898)       (14,435)       (26,118)       (36,689)       (77,608)
                                                -----------    -----------    -----------    -----------    -----------

Other (Expense)
     Amortization (expense)                            (184)          (184)          (184)
     Interest (expense)                                (100)            --           (100)            --           (100)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from continuing operations               (14,182)       (14,435)       (26,402)       (36,689)       (77,892)
                                                -----------    -----------    -----------    -----------    -----------
Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --        (13,016)       (76,803)       (29,153)      (121,232)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $   (14,182)   $   (27,451)   $  (103,205)   $   (65,842)   $  (199,124)
                                                ===========    ===========    ===========    ===========    ===========

Net (loss) per share                             $     (0.00)   $     (0.02)   $     (0.05)   $     (0.05)
                                                 -----------    -----------    -----------    -----------
Weighted average number of
     common shares outstanding                    4,140,287      1,287,393      2,223,335      1,287,393
                                                ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                                       Period July 1,
                                                                                       2002 (Date of
                                                                For the      For the    Commencement
                                                                  Nine        Nine           of
                                                                 Months      Months     Development
                                                                  Ended       Ended      State) to
                                                                March 31,   March 31,    March 31,
                                                                  2007        2006          2007
                                                               ---------    ---------   ---------
Cash flows from operating activities:
    Operating activies from continuing operations
        Net (loss)                                             $(103,205)   $ (65,842)   $(199,124)
        Less: Net (loss) discontinued operations                 (76,803)     (29,153)    (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (26,402)     (36,689)     (77,892)

    Changes in assets and liabilities continuing operations:
        Deferred loan fee                                            184          184
        Accounts payable                                           1,746      (20,569)     (11,119)
        Accrued expenses                                             100           --          100
                                                               ---------    ---------    ---------
    Net cash (used) in operating activities
         by continuing operations                                (24,373)     (57,258)     (88,727)
                                                               ---------    ---------    ---------

Cash flow from financing activitites:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                               16,670       59,251       85,936
        Proceeds from shareholder loans                           10,000           --       10,000
                                                               ---------    ---------    ---------
           Net cash provided from financing activities            26,670       59,251       98,360
                                                               ---------    ---------    ---------

    Net cash (used) in activities of continuing operations         2,297        1,993        9,633
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                   (5,277)      (1,993)     (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                    (5,277)      (1,993)     (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) IN CASH                                            (2,980)          --       (2,980)
CASH, BEGINNING OF THE PERIOD                                      2,980        2,980        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $      --    $   2,980    $      --
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $  21,273    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $(549,183)   $      --    $(549,183)
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2007
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------




              The accompanying notes are an integral part of these
                        condensed financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     BIRCH BRANCH, INC. ("the Company") was incorporated in State of Colorado on September 28, 1989. The Company was formed to pursue real estate development in Nebraska, and has since completed construction on a Studio/private museum/bed and breakfast rental facility. There were four additional lots included in this development, which were being held as investments for potential future development or sale.

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

     The Company currently has no operations and since July 1, 2002 is considered a development stage enterprise. Effective December 6, 2006 the Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation
-------------------------------------------

     The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2006, filed on Form 10-KSB as amended on April 17, 2007.

     In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform to current period presentation.

Cash
----

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Development Stage Company
-------------------------

     The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable. Actual results could differ from these estimates.

Going Concern

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital, a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

    In view of these maters, the Company will need to continue to be dependent on its officers, directors and significant shareholders in order to meet its liquidity needs during the next fiscal year. There is no assurance that the Company's officers, directors and significant shareholders will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Change in Control and Plan of Reorganization
--------------------------------------------

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

    On December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's past President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 762,500 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    On December 6, 2006, the Company's then President returned 12,500 shares of the Company's common stock to treasury pursuant to an Asset Purchase Agreement.

    On December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's past President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 762,500 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company.

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note."). In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri and Brasel each received 962,260, 962,260 and 1,924,517 shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.


NOTE 3 - DUE TO SHAREHOLDERS

    Prior to December 2006, the Company's then President advanced funds to the Company for construction in progress and operating expenses. The construction was completed in September 2005, and the Company's then President and the Company converted $381,134 of the advances and $48,866 of accrued interest to a mortgage note payable totally $430,000, collateralized by the land owned by the Company. During December 2006, the land, the building and improvements were sold, pursuant to an Asset Purchase Agreement, dated December 6, 2006, to the Company's then President in exchange for the cancellation of the $430,000 mortgage note, accrued interest of approximately $39,976, additional advances of approximately $50,739, accounts payable and accrued liabilities of approximately $3,468, and the return of 12,500 shares of the Company's common stock to the Company. The sale resulted in a loss to the Company of approximately $52,016 and an additional paid-in capital of approximately $148,502 from the excess of liabilities assumed over the net fair value of the property.

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 962,260, 962,260 and 1,924,517 shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

    The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). As of December 2006, and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.

Item 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

    Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2006, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

    Revenue. No operating revenues were generated during the three months ended March 31, 2007 and March 31, 2006.

    Operating Expenses. Operating expenses of $13,898 for the quarter ended March 31, 2007 reflect a decrease of 4% from $14,435 for the quarter ended March 31, 2006. The decrease in operating expenses is a result of lower legal fees.

    Net loss. Net loss decreased for the quarter ended March 31, 2007 to $14,181 from $27,451 at the quarter ended March 31, 2006 a 48% decrease. The decrease in net loss occurred primarily as a result of a loss from the discontinued operations.

For the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

    Revenue. No operating revenues were generated during the nine months ended March 31, 2007 and March 31, 2006.

    Operating Expenses. Operating expenses of $26,118 for the nine months ended March 31, 2007 reflect a decrease of 29% from $36,689 for the nine months ended March 31, 2006. The decrease in operating expenses is a result of lower legal and accounting fees.

    Net loss. Net loss increased for the nine months ended March 31, 2007 by 57% to $103,205 from $65,842 at the nine months ended March 31, 2006. The increase in net loss occurred primarily as a result of a loss from discontinued operations.

Liquidity and Capital Resources

         As of March 31, 2007, the Company had no cash or cash equivalents and a working capital deficit of ($14,998)

         On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2007, $10,000 was borrowed under this agreement with $100 of interest accrued.

         While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

    Off-Balance Sheet Items

    We have no off-balance sheet items as of March 31, 2007.

Item 3 - CONTROLS AND PROCEDURES

    Prior to the filing of this report, the Company's management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

    There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

                           Part II OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

         None.
Item 2. - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

Exhibit No     Description
-----------    -----------------------------------------------------------------
    31.1       Certification of Company's Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
    31.2       Certification of Company's Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
    32.1       Certification of Company's Chief Executive Officer pursuant to 18
               U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
    32.2       Certification of Company's Chief Financial Officer pursuant to 18
               U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on May 15, 2007.

                              BIRCH BRANCH, INC.




                              By      /s/ Earnest Mathis, Jr.
                                      --------------------------------------
                              Earnest Mathis, Jr.
                              Chief Executive Officer


                              By       /s/ Robert Lazzeri
                                       -------------------------------------
                              Robert Lazzeri.
                              Chief Financial Officer(Principal
                              Accounting Officer)