Form 10QSB/A
period 2006-12-31
BIRCH BRANCH INC
filed 2007-05-31
CIK 857872

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
                                   ===========   ===========    ===========

Schedule of non-cash financing and investing activities:

Construction in progress financed
 by advances payable from related
 party including accrued interest  $         -   $    12,680    $   398,517
                                   ===========   ===========    ===========


Exchange of real estate asset for
 note payable, other liabilities
 and additional paid-in-capital    $   549,183   $         -    $   549,183
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

Note 5 -  Related Party Transactions
------------------------------------

Prior to December 2006, the Company's then President advanced funds to the Company for construction in progress for a building and general operating expenses. The construction of the building was completed in September 2005, and the Company's then President and the Company converted $381,134 of the advances and $48,866 of accrued interest to a mortgage note payable totaling $430,000, collateralized by the building and attached real estate owned by the Company.

In December 2006, the land, building and improvements ("LB&I") and furniture in the building were sold, pursuant to an Asset Purchase Agreement, dated December 6, 2006, to the Company's then President in exchange for (i) the cancellation of the $430,000 note payable, (ii) accrued interest payable related to the note of approximately $39,976, (iii) additional advances of approximately $50,739, (iv) the assumption of accounts payable and accrued liabilities of approximately $3,468 and, (v) the return to the Company of 12,500 shares of the Company's outstanding common stock valued at $25,000, collectively "Proceeds". Due to the fact that an active trading market for the Company's common stock did not exist at the time of this transaction, the $2 per share valuation of the common stock was established through negotiations between the Company's Board of Directors and the Company's President. The Proceeds received by the Company from the then President totaled $549,183. All proceeds in excess of fair market value, approximately $96,485, have been recognized as an increase to paid-in-capital pursuant to Accounting Principles Board Opinion No. 26 and FAS 57 and APB 26 paragraph 20 as they relate to transactions with affiliated parties and extinguishment of debt.

The Company recognized a loss of $52,017 from the sale of LB&I and furniture. This loss is reported in Discontinued Operations in the Company's Statement of Operations for the three and six months ended December 31, 2006. The loss on the sale of the LBI and furniture was calculated by deducting the net book value of the LB&I and furniture of $452,697 from the deemed proceeds of $400,681. Deemed proceeds consisted of $390,000 in fair market value of the LB&I and $10,681 of net book value of the furniture. The fair market value for the LB&I was determined based on a local real estate broker's research and evaluation of the local market and the subject property.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's management, including the president and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of
1934) as of December 31, 2006. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of December 31, 2006 and provide reasonable assurance that material information relating to the Company is made known to management including the president and chief financial officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

(a)  Exhibits.

         31.1   Certification of President and Chief          Filed herewith
                Executive Officer pursuant to Section         electronically
                302 of the Sarbanes-Oxley Act of 2002


         31.2   Certification of Chief Financial Officer      Filed herewith
                pursuant to Section 302 of the Sarbanes-      electronically
                Oxley Act of 2002

         32.1   Certification of President and Chief          Filed herewith
                Executive Officer pursuant to 18              electronically
                U.S.C. Section 1350

         32.2   Certification of Chief Financial Officer      Filed herewith
                pursuant to 18 U.S.C. Section 1350            electronically

(b)  Reports on Form 8-K.

     None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Birch Branch, Inc.


/s/ Earnest Mathis
-------------------------
Earnest Mathis, President
Date:  May 31, 2007