Form 10KSB
period 2007-06-30
BIRCH BRANCH INC
filed 2007-09-28
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file No. 333-126654

                               BIRCH BRANCH, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

       Colorado                                         84-1124170
------------------------                  -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)

                                 (303)-794-9450
                                 --------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined by Rule 12b-2 of the Act),

                                 YES [X] NO [ ]

Issuer's revenues for the year ended June 30, 2007 were $ - 0-

Aggregate market value of voting stock held by non-affiliates: $ 181,200

As of September 27, 2007, the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                  Index to Birch Branch, Inc. 2007 Form 10-KSB


               Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.        Description of Business
Item 1A        Risk Factors
Item 2.        Description of Property
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders

PART II
Item 5.        Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.        Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.       Controls and Procedures
Item 8b        Other Information

PART III
Item 9.        Directors and Executive Officers
Item 10.       Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.       Certain Relationships and Related Transactions
Item 13.       Exhibits and Reports on Form 8-K
Item 14.       Principal Accountant Fees and Services

               Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-KSB for Birch Branch, Inc. ("the Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

    Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under "Risk Factors Associated with Our Business."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Overview

    Birch Branch, Inc. ("Birch Branch") was incorporated on September 28, 1989 in Colorado. Birch Branch was previously a wholly-owned subsidiary of Pride Holdings, Inc. ("Pride Holdings"). Pride Holdings is a wholly-owned subsidiary of Pride, Inc. ("PRIDE"). PRIDE was a wholly-owned subsidiary of Prime Rate Income & Dividend Enterprises, Inc. ("PIDV"). On November 12, 2002, the directors of PIDV approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of PRIDE to the PIDV shareholders of record on November 26, 2002 on a pro rata basis, exclusive of shares issued to U.S. Medical Systems, Inc. ("USMS") shareholders effective November 12, 2002. PIDV entered into a share exchange agreement with USMS whereby USMS became a wholly-owned subsidiary of PIDV. This business combination completed in November, 2002, was accounted for as a reverse acquisition of PIDV since the former controlling shareholders of USMS controlled PIDV after the transaction.

     Simultaneous with the spin-off of PRIDE, the directors of PRIDE and Pride Holdings. determined that Birch Branch should also be distributed in the same manner to the same qualified PIDV shareholders. Birch Branch was the owner of five residential lots comprising a total of eight acres in Nebraska. Since Birch Branch desired to develop this property and needed additional capital to fund this development, it was determined that it was in the best interest of PRIDE'S shareholders to spin-off Birch Branch to the same PIDV qualified shareholders.

    On September 26, 2006 the Company entered into an Agreement and Plan of Reorganization with Fluid Audio Networks, Inc. ("FAN") under which, following a proposed 3.75 for 1 forward stock split of the outstanding common stock of the Company, the Company would issue 10,269,528 shares of common stock to acquire all of the outstanding common stock of FAN. Additionally, the Company was to divest itself of its real estate assets by conveying these assets to its President in exchange for the assumption of all the parent company debt and cancellation of 16,667 (post split) shares of its common stock held by its President and transferred to it. The Company's then President was to convey for cancellation an additional 16,667 shares (post split) of the Company's common stock in exchange for a payment of $500,000.

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

    In December, 2006 all of the property described above was sold pursuant to an Asset Purchase Agreement, dated December 6, 2006, between the Company and the Company's then President ("Purchaser"). The consideration received by the Company consisted of 4,167 shares of Company common stock that was owned by the Purchaser together with the cancellation of a note due to Purchaser with a principal amount due of $430,000, secured by the Company's assets, all related accrued interest and the release of the Company from all other liabilities due to Purchaser.

    Also on December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's then President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    The Company currently has no operations and since July 1, 2002 has been considered a development stage enterprise. Effective December 6, 2006 the Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

    Birch Branch believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Birch Branch. Birch Branch believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Birch Branch has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Birch Branch will merge with or acquire an existing private entity.

General Business Plan

    Birch Branch proposes to seek, investigate and, if warranted, acquire an interest in one or more business ventures. Birch Branch's strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After Birch Branch has conducted a merger or acquisition, the surviving entity will be Birch Branch, however, management from the acquired entity will in all likelihood be retained to operate Birch Branch. Due to an absence of capital available for investment by Birch Branch, the types of business seeking to be acquired by Birch Branch will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

    Birch Branch does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

    It is anticipated that business opportunities will be sought by Birch Branch from various sources throughout the United States, including its officer and director, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) Birch Branch's flexibility with respect to the manner in which it may structure a potential financing, merger or acquisition. However, there is no assurance that Birch Branch will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Birch Branch

    Birch Branch intends to search throughout the United States for a merger or acquisition candidate, however, because of its lack of capital, Birch Branch believes that the merger or acquisition candidate will be conducting business within a limited geographical area. Birch Branch intends to maintain its corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of Birch Branch takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

    Birch Branch's executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Birch Branch as an acquisition candidate. Birch Branch's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Birch Branch and its shareholders.

    Birch Branch may employ outside consultants until a merger or acquisition candidate has been targeted by Birch Branch, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While Birch Branch may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, Birch Branch has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Birch Branch.

Selection of Opportunities

    The analysis of new business opportunities will be undertaken by or under the supervision of Birch Branch's executive officer and director who is not a professional business analyst and has had little previous training in business analysis. Inasmuch as Birch Branch will have limited funds available to it in its search for business opportunities and ventures, Birch Branch will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Birch Branch will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

    As part of Birch Branch's investigation, a representative of Birch Branch may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Birch Branch's limited financial resources and management and technical expertise.

    Prior to making a decision to participate in a business opportunity or venture that is a statutory merger or conversion, Birch Branch will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

    It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its officers, directors and stockholders.

    Birch Branch will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Birch Branch will consider the following kinds of factors:

o Potential for growth, indicated by new technology, anticipated market expansion or new products; o Competitive position as compared to other firms engaged in similar activities; o Strength of management; o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and o Other relevant factors.

    Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Birch Branch's limited capital available for investigation and management's limited experience in business analysis, Birch Branch may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

    Birch Branch is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Form of Merger or Acquisition

    The manner in which Birch Branch participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Birch Branch and the merger or acquisition candidate, and the relative negotiating strength of Birch Branch and such merger or acquisition candidate. The exact form or structure of Birch Branch's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Birch Branch's participation may be structured as an asset purchase, a partnership, a merger, or an acquisition of securities or such other form as its management deems appropriate.

    As set forth above, Birch Branch may acquire its participation in a business opportunity through the issuance of common stock or other securities in Birch Branch. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Birch Branch, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Birch Branch prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

    The present management and shareholders of Birch Branch will in all likelihood not have control of a majority of the voting shares of Birch Branch following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Birch Branch. The terms of sale of the shares presently held by management of Birch Branch may not be afforded to other shareholders of Birch Branch. As part of any transaction, Birch Branch's directors may resign and new directors may be appointed without any vote by the shareholders.

    Birch Branch has an unwritten policy that it will not acquire or merge with a business or company in which Birch Branch's management or its affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through its own initiative, will not change said policy.

    Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, Birch Branch will be required to obtain and file with the SEC audited financial statements of an acquired company within four days from the date the transaction is completed.

Competition

    Birch Branch will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, Birch Branch will continue to be at a significant competitive disadvantage compared to its competitors.

ITEM 1A. RISK FACTORS

    We are subject to various risks that could have a negative effect on the Company and its financial condition, including the following.

No operating history or revenue and minimal assets.

    Birch Branch has had very limited operating history and minimal revenues or earnings from operations. There are no significant assets or financial resources. Birch Branch will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in Birch Branch incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that Birch Branch can identify such a target company and consummate such a business combination.

Speculative nature of the Company's proposed operations.

    The success of Birch Branch's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event Birch Branch completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond Birch Branch's control.

Scarcity of and competition for business opportunities and combinations.

    Birch Branch is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Birch Branch and, consequently, Birch Branch will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Birch Branch will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction - - No standards for business combination.

    Birch Branch has no current arrangement or agreement with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that Birch Branch will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that Birch Branch will be able to negotiate a business combination on terms favorable to the Company. Birch Branch has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which Birch Branch would not consider a business combination with such business entity. Accordingly, Birch Branch may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

    While seeking a business combination, Birch Branch's officers anticipate devoting only a limited amount of time per month to the business of Birch Branch. Birch Branch's officers have not entered into a written employment agreement with the Company and are not expected to do so in the foreseeable future. Birch Branch has not obtained key man life insurance on its officers and directors. Notwithstanding, the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of Birch Branch's business and its likelihood of continuing operations.

Conflicts of interest - - General.

    Birch Branch's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold a controlling ownership interest.

Reporting requirements may delay or preclude acquisitions.

    Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Birch Branch. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

    Birch Branch has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by Birch Branch. Even in the event demand exists for a merger or acquisition of the type contemplated by Birch Branch, there is no assurance we will be successful in completing any such business combination.

Lack of diversification.

    Birch Branch's proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, Birch Branch's activities will be limited to those engaged in by the business entity which we merge with or acquire. Birch Branch's inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with Birch Branch's operations.

Regulation under investment company act.

    Although Birch Branch will be subject to regulation under the Exchange Act, management believes Birch Branch will not be subject to regulation under the Investment Company Act of 1940, insofar as Birch Branch will not be engaged in the business of investing or trading in securities. In the event Birch Branch engages in business combinations which result in Birch Branch holding passive investment interests in a number of entities, Birch Branch could be subject to regulation under the Investment Company Act of 1940. In such event, Birch Branch would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Birch Branch has obtained no formal determination from the Securities and Exchange Commission as to the status of Birch Branch under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject Birch Branch to material adverse consequences.

Probable change in control and management.

    A business combination involving the issuance of Birch Branch's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in Birch Branch. Any such business combination may require shareholders of Birch Branch to sell or transfer all or a portion of Birch Branch's common stock held by them. The resulting change in control of Birch Branch will likely result in removal of the present officers and directors of Birch Branch and a corresponding reduction in or elimination of their participation in the future affairs of Birch Branch. Currently, there are no pending acquisitions, business combinations or mergers.

Reduction of percentage share ownership following business combination.

    Birch Branch's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in Birch Branch issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of Birch Branch would result in reduction in percentage of shares owned by the present shareholders of Birch Branch and would most likely result in a change in control or management of Birch Branch.

Taxation.

    Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Birch Branch may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Birch Branch intends to structure any business combination so as to minimize the federal and state tax consequences to both Birch Branch and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

    Management of Birch Branch will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with Birch Branch rather than incur the expenses associated with preparing audited financial statements. In such case, Birch Branch may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Facilities

    The Company has no properties and at this time has no agreements to acquire any properties. Birch Branch's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120 since January 2007, which is located in the office of a company controlled by Earnest Mathis, Jr., Birch Branch's Chief Executive Officer and Director. Birch Branch's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Birch Branch pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a Company controlled by Mr. Mathis. We have paid $9,000 for these expenses for the year ended June 30, 2007.

    There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Birch Branch intends to relocate its office to that of the acquisition candidate.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    Birch Branch is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    On June 1, 2007 the shareholders of Birch Branch at a special meeting approved a 1-for-3 reverse stock split of our common stock, no par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. There were 1,619,069 shares voted in favor, 1,308 shares against and 134 shares abstained. The reverse stock split was effective on June 4, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

    Birch Branch's common stock is quoted on the OTC Bulletin Board under the Symbol BRBH. Birch Branch's ticker symbol on the Over-the-Counter Bulletin Board changed from BHBH to BRBH effective June 4, 2007 in connection with the Company's 1-for3 reverse stock split.

    Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares. As reported by the OTC BB, the only activity for our stock has been in this fourth quarter fiscal 2007 with a high of $1.75 and a low of $1.50.

Holders

    As of June 30, 2007, we had approximately 390 holders of record of our common stock.

Dividends

    We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business. The paying of any dividends is in the discretion of the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

    You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under "Risk Factors Associated with Our Business" and elsewhere in this report.

Overview

    Birch Branch was formed to pursue real estate development in Nebraska and was incorporated in the State of Colorado on September 28, 1989. On December 6, 2006, all real estate property was sold through an Asset Purchase Agreement between Birch Branch and Birch Branch's then President ("Purchaser"). Birch Branch received 4,167 shares of its common stock owed by the Purchaser together with the cancellation of a note due to Purchaser with a principal amount due of $430,000, secured by the Company's assets, all related accrued interest and the release of Birch Branch from all other liabilities due to Purchaser.

    On December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's past President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    Currently, Birch Branch is in the development stage and has not yet realized any revenues from its planned operations. Birch Branch's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

    Birch Branch has no particular acquisition in mind and has not entered into any agreement regarding such an acquisition. Neither Birch Branch's officers and directors nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between Birch Branch and such other company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

    Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in Birch Branch retained by management and its affiliates, or both.

     Birch Branch has no full time employees. Birch Branch's officers have agreed to allocate a portion of their time to the activities of Birch Branch, without compensation.

Results of Operations

For year ended June 30, 2007, compared the year ended June 30, 2006.

    Revenue. No operating revenues were generated during the year ended June 30, 2007 and June 30, 2006.

    Operating Expenses. Operating expenses from continuing operations increased 2% to $39,716 for the year ended June 30, 2007 as compared to $39,029 for the year ended June 30, 2006. The increase in operating expenses resulted from higher shareholder and management fees offset by lower legal fees.

    Net loss. Net loss increased for the year ended June 30, 2007 by 46% to $117,499 from $80,463 at the year ended June 30, 2006. The increase in net loss occurred primarily as a result of a loss from discontinued operations.

Liquidity and Capital Resources

    As of June 30, 2007, the Company had $6,802 in cash and cash equivalents and a working capital deficit of ($29,043).

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2007, $35,000 was borrowed under this agreement with $547 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.
         .
Off-Balance Sheet Items

    We have no off-balance sheet items as of June 30, 2007.

ITEM 7. FINANCIAL  STATEMENTS

    The financial statements are included in this annual report on Form 10-KSB at page F-1.

                         Index to Financial Statements

   Report of Independent Registered Public Accounting Firm -
     Miller & McCollom                                                       F-1
     Ronald R. Chadwick, P.C                                                 F-2

   Balance Sheets as of June 30, 2007 and 2006                               F-3

   Statements of Operations for the years ended June 30, 2007 and 2006 and from July 1, 2002 (Date of Commencement
      of Development Stage) through June 30, 2007                            F-4

   Statements of Changes in Stockholders' Equity
    (Deficit) for the years ended June 30, 2007 and 2006                     F-5

   Statements of Cash Flows for the Years Ending June 30, 2007
     and 2006 and from July 1, 2002 (Date of Commencement of
     Development Stage) through June 30, 2007                                F-6

   Notes to Financial Statements                                             F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


    On January 29, 2007, our Board of Directors approved the appointment of, Ronald R. Chadwick, PC, as our independent auditor replacing our auditors for the fiscal years ending 2006 and 2005, Miller and McCollom, Certified Public Accountants. The Board of Directors recommended the change in our auditors pursuant to advice from Miller and McCollom that they declined to continue as auditors for the Company because Miller and McCollom had determined they were going to discontinue their SEC audit practice and were not going to continue to maintain their PCAOB registrations.

    The report on the financial statements prepared by Miller & McCollom for the fiscal years ended June 30, 2005 and June 30, 2006, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principals. However, the report included a going concern qualification. We did not have any disagreements with Miller & McCollom on any accounting principals or practices, financial statement disclosure, or auditing scope or procedure. Neither the Company nor anyone on our behalf consulted Ronald R. Chadwick, PC, on any matter relating to the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of June 30, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of June 30, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the Chief Executive Officer and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

Changes in Internal Controls

     There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter and year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------

Directors and Executive Officers

    The following sets forth certain information regarding each of our directors and executive officers:

    Name                    Age   Position                               Director or Officer Since
    -------------------     ---   ------------------------------------   -------------------------
    Earnest Mathis, Jr.     47    Chief Executive Officer and Director   December 2006
    Robert Lazzeri          46    Chief Financial Officer and Director   December 2006

    All officers hold their positions at the will of the Board of Directors. All directors hold their positions until their successors are elected and qualified.

    The following is a summary of our directors' and executive officers' business experience.

    Earnest Mathis, Jr. - Chief Executive Officer and Director. From December 2006 to present, Mr. Mathis is the Chief Executive Officer, President and a Director of Birch Branch, Inc. From October 26, 2006 to August 29, 2007, Mr. Mathis was Chief Executive Officer and Director of MyCom Group, Inc. a publicly-held shell corporation. In August 2007, Mycom Group, Inc. acquired Veritas Solutions, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time. Mr. Mathis also has been the Manager of BAMM, LLC, which holds real property, since June 2005. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a capital management company with emphasis in managing economic redevelopment and stimulation programs for governmental entities. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company. From February 2003 to the present, Mr. Mathis has been a manager and member of Louisiana Land Acquisitions, LLC, which holds real property. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, Inc. a privately-held financial consulting company in Denver, Colorado. From December 2004 to present, Mr. Mathis has been a manager of Trinidad Golf, LLC, a golf course development company. From October 2004 to present, Mr. Mathis has been a manager of Trinidad Land Co., LLC, which holds real property. From March 2005 to July 2007, Mr. Mathis was the Chairman of the Board of Directors for Xelr8 Holdings, Inc. (formerly VitaCube Systems Holdings,
Inc) and from March 2005 to October 11, 2006 was their Chief Executive Officer and from March 2005 to June 2, 2005 was their President. From June 2002 to June 2003, Mr. Mathis was the President and a Director of Instanet, Inc. Instanet was a publicly-held shell corporation. In August 2003, Instanet acquired VitaCubeSystems Holdings, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From April 2002 to July 2006 Mr. Mathis was the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Petramerica Oil, Inc., a publicly-held shell corporation. In July 2006, Petramerica Oil, Inc. acquired Triton Distribution Systems, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director in July 2006. From December 2005 to December 2006, Mr. Mathis was President of Xedar Corporation, a publicly-held shell corporation. In December 2006 Xedar Corporation acquired Premier Data Services, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time and as a director in January 2007. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS transported and processed medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc.. Mr. Mathis attended Denver University where he studied finance.

     Robert Lazzeri. President and Director. Mr. Lazzeri, is a private investor and business executive. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to present, Mr. Lazzeri has been a Managing Member of Black Diamond Industries, LLC, a privately-held strategic investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

     In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: From May 2007 to present, Mr. Lazzeri has been the President and a Director of NB Design & Licensing, Inc. From December 2006 to present, -Mr. Lazzeri has been the President and a Director of NB Manufacturing, Inc. From December 2006 to present Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Except for Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel in filing late their report on Form 4 for the issuance of shares in connection with the Revolving Credit Agreement dated January 23, 2007, we believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended June 30, 2007.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Compensation Discussion and Analysis

    Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company. Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

    We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

    There are no employment contracts between the Company and any of its officers or directors.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

    There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2007.

Director Compensation

    The director's received no compensation during the year ended June 30, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS
----------------------------

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the ownership of our Common Stock as of the June 30, 2007, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock,
(ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.


                                                           Number of Percent of
   Name and Address                                         Shares    Class (1)
   ----------------------------------------------------- ----------- ----------
   Mathis Family Partners, LTD (2)                          384,295      22.5%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Lazzeri Family Trust, Robert Lazzeri, Trustee (3)        384,295      22.5%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Total officer and director                               768,590      45.0%

   Brasel Family Partners, LTD                              384,295      22.5%
   5770 South Beech Court
   Greenwood Village, CO 90121

   La Mirage Trust                                          384,295      22.5%
   5770 South Beech Court
   Greenwood Village, CO 90121

(1) Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 1,708,123 shares of common stock outstanding at June 30, 2007.

(2) Earnest Mathis, Jr., Chief Executive Officer and Director of Birch Branch, is also the General Partner of Mathis Family Partners Ltd.

(3) Robert Lazzeri, Chief Financial Officer and Director of Birch Branch, also the Trustee of Lazzeri Family Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    Birch Branch's office is located in the office of a company controlled by Earnest Mathis, Jr., Birch Branch's Chief Executive Officer and Director. Birch Branch's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Birch Branch pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a Company controlled by Mr. Mathis. We have paid $9,000 for these expenses for the year ended June 30, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a.)     Exhibits

Exhibit No.    Description
-----------    -----------------------------------------------------------------

       3.1     Articles of Incorporation, incorporated by reference to Exhibit
               3.01 filed with Form 10-SB12G filed September 13, 2004
     3.1.1 Certificate of Amendment to the Articles of Incorporation filed herewith
       3.2 By-laws, incorporated by reference to Exhibit 3.05 files with Form 10-SB12G filed September 13, 2004
      31.1     Certification of Company's Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
      31.2     Certification of Company's Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

    Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

    We paid Miller & McCollom a total of $4,810 for professional services rendered in the audit of our financials for the year ended June 30, 2006 and for the review of our quarterly report on the Form 10-QSB for the quarter ended 9/30/2006.

    We paid Ronald R. Chadwick P.C., a total of $3,000 for professional services rendered in the review of our quarterly reports on the Form 10-QSB for the quarters ended 12/31/2006 and 3/31/2006.

Tax Fees

    None.

All Other Fees

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, on September 28, 2007.

                                      BIRCH BRANCH, INC.


                                      By  /s/ Earnest Mathis Jr.
                                          ------------------------
                                          Earnest Mathis, Jr.
                                          Chief Executive Officer

                                      By  /s/ Robert Lazzeri
                                          ------------------------
                                          Robert Lazzeri
                                          Chief Financial Officer




    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities on the dates indicated.

Signature               Name                  Title                                  Date
----------------------  -------------------   ----------------------------------     -----------------------

/s/ Earnest Mathis Jr.  Earnest Mathis, Jr.   Chief Executive and Director           September 28, 2007

/s/ Robert Lazzeri      Robert Lazzeri        Chief Financial Officer, Secretary     September 28, 2007
                                              and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Birch Branch, Inc.
Denver, CO

We have audited the accompanying balance sheet of Birch Branch, Inc. (a development-stage company) as of June 30, 2006 and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended June 30, 2006 and 2005 (not included separately herein) and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Birch Branch, Inc. (a development-stage company) as of June 30, 2006 and the related statements of operations and cash flows for the two years ended June 30, 2006 and 2005 (not included separately herein) and for the period from July 1, 2002 (date of commencement of development stage) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no operating revenues to date, has working capital and stockholders' deficits, and has recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Miller and McCollom
-----------------------

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033
August 29, 2006

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Birch Branch, Inc.
Littleton, Colorado

I have audited the accompanying balance sheet of Birch Branch, Inc. (a development stage company) as of June 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 1, 2002 (inception) through June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended June 30, 2006, and for the period from inception of the development stage (July 1, 2002) through July 30, 2006 were audited by other auditors whose report, dated August 29, 2006, included an explanatory paragraph describing going concern issues as discussed in Note 1 to the financial statements. The financial statements for the period from inception of the development stage (July 1, 2002) through July 30, 2006 reflect a net loss applicable to common stockholders of $95,919 of the related total. The other auditors' report has been furnished to me, and in my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Branch, Inc. as of June 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 1, 2002 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                       /s/ Ronald R. Chadwick, P.C.
September 19, 2007                     ----------------------------
                                       RONALD R. CHADWICK, P.C.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  June 30,     June 30,
                                                                    2007         2006
                                                                 ---------    ---------
ASSETS
Current assets:
        Cash                                                     $   6,802    $   2,980
                                                                 ---------    ---------
           Total current assets                                      6,802        2,980

        Real estate, land                                               --       55,595
        Real estate, building, net of accumulated depreciation
           of $7,660 at June 30, 2006                                   --      390,678
        Furnishings, net of accumulated depreciation
          of $1,262 at June 30, 2006                                    --        7,838
                                                                 ---------    ---------

        Total assets                                             $   6,802    $ 457,091
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                    $     298    $   2,944
        Accounts payable, related party                                 --       34,069
        Accrued expense                                                547           --
        Note payables                                               35,000           --
                                                                 ---------    ---------

          Total current liabilities                                 35,845       37,013

        Mortgage note payable, related party                            --      430,000
        Accrued interest payable, related party                         --       25,557
                                                                 ---------    ---------

        Total liabilities                                           35,845      492,570

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                          --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 and 429,131 issued and outstanding respectively       65,613       23,487
Additional paid in capital                                         152,877       42,126
Deferred loan fee, net of amortization                              (4,567)          --
Accumulated (deficit)                                               (5,173)      (5,173)
Accumulated (deficit) during development stage                    (237,793)     (95,919)
                                                                 ---------    ---------

         Total shareholders' equity                                (29,043)     (35,479)
                                                                 ---------    ---------

         Total liabilities and shareholders' equity              $   6,802    $ 457,091
                                                                 =========    =========




                 The accompanying notes are an integral part of
                          these financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                           Period
                                                                           July 1,
                                                                             2002
                                                                           (Date of
                                                                         Commencement
                                                 For the      For the         of
                                                   Year         Year     Development
                                                  Ended        Ended      Stage) to
                                                 June 30,     June 30,     June 30,
                                                   2007         2006         2007
                                                ---------    ---------    ---------
Revenues                                        $      --    $      --    $      --

Operating expenses:
     Accounting fees                                8,210        8,615       24,320
     Legal fees                                     7,325       23,262       33,638
     Shareholder expense                           11,883        3,852       15,735
     Other general and administrative expense      12,298        3,300       17,513
                                                ---------    ---------    ---------
       Total operating expenses                    39,716       39,029       91,206
                                                ---------    ---------    ---------

Net (loss) from operations                        (39,716)     (39,029)     (91,206)
                                                ---------    ---------    ---------

Other (Expense)
     Amortization (expense)                          (433)          --         (433)
     Interest (expense)                              (547)          --         (547)
                                                ---------    ---------    ---------

Net (loss) from continuing operations             (40,696)     (39,029)     (92,186)
                                                ---------    ---------    ---------
Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       December 2006 of $52,017)                  (76,803)     (41,434)    (121,232)
                                                ---------    ---------    ---------

Net (loss)                                      $(117,499)   $ (80,463)   $(213,418)
                                                =========    =========    =========

Net (loss) per common share                     $   (0.12)   $   (0.19)
                                                ---------    ---------
Weighted average number of
     common shares outstanding                    984,484      429,131
                                                =========    =========



                 The accompanying notes are an integral part of
                          these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)







                                                               Related                                      Accumulated
                                                               Party                                          (Deficit)
                                                 Additional   Deferred                                         During       Total
                                Common Stock       pd-in        Loan      Treasury Stock       Accumulated Development Stockholders'
                              Shares     Amount   Capital       Fee      Shares      Amount     (Deficit)     Stage      (Deficit)
                             -------  ---------- ----------  ----------  --------  ----------  ----------  ----------  ----------
Balance at June 30, 2005     429,131  $   65,613 $       --  $       --        --  $       --  $   (5,173) $  (15,456) $   44,984

Net loss                          --          --         --          --        --          --          --     (80,463)    (80,463)
                             -------  ---------- ----------  ----------  --------  ----------  ----------  ----------  ----------
Balance at June 30, 2006     429,131      65,613         --          --        --          --      (5,173)    (95,919)    (35,479)

Return of stock to
   Treasury                       --          --         --          --    (4,167)    (25,000)         --          --     (25,000)

Debt relief from Asset            --          --    148,502          --        --          --          --          --     148,502
   Purchase Agreement

Issuance for loan fee      1,283,014          --      5,000          --        --          --          --          --       5,000

Deferred loan fee                 --          --         --      (5,000)       --          --          --          --      (5,000)

Amortization of loan fee          --          --         --         433        --          --          --          --         433

Retirement of Treasury
   Shares                      (4,167)         -        (625          --     4,167      25,000          --     (24,375)         --

Fraction shares issued
   as a result of reverse
   stock-split                   145          --         --          --        --          --          --          --          --


Net loss                          --          --         --          --        --          --          --    (117,499)   (117,499)
                             -------  ---------- ----------  ----------  --------  ----------  ----------  ----------  ----------
Balance at June 30, 2007   1,708,123      65,613    152,877      (4,567)       --          --      (5,173)   (237,793)    (29,043)
                           =========  ========== ==========  ==========  ========  ==========  ==========  ==========  ==========



                 The accompanying notes are an integral part of
                          these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                          Period
                                                                                          July 1,
                                                                                            2002
                                                                                          (Date of
                                                                                        Commencement
                                                                For the      For the         of
                                                                  Year         Year     Development
                                                                 Ended        Ended      Stage) to
                                                                June 30,     June 30,     June 30,
                                                                  2007         2006         2007
                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $(117,499)   $ (80,453)   $(213,418)
        Less: Net (loss) discontinued operations                 (76,803)     (29,153)    (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (40,696)     (51,300)     (92,186)

    Changes in assets and liabilities continuing operations:
        Deferred loan fee                                            433          433
        Accounts payable                                          (2,855)     (15,973)     (15,719)
        Accrued expenses                                             547           --          547
                                                               ---------    ---------    ---------
    Net cash (used) in operating activities
         by continuing operations                                (42,571)     (67,273)    (106,925)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                               16,670       69,266       85,936
        Proceeds from shareholder loans                           35,000           --       35,000
                                                               ---------    ---------    ---------
           Net cash provided from financing activities            51,670       69,266      123,360
                                                               ---------    ---------    ---------

    Net cash (used) in activities of continuing operations         9,099        1,993       16,435
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                   (5,277)      (1,993)     (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                    (5,277)      (1,993)     (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) IN CASH                                             3,822           --        3,822
CASH, BEGINNING OF THE PERIOD                                      2,980        2,980        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $   6,802    $   2,980    $   6,802
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $  21,273    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $(549,183)   $      --    $(549,183)
                                                               ---------    ---------    ---------
SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2007
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------



                     The accompanying notes are an integral
                       part of these financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

    BIRCH BRANCH, INC. ("the Company") was incorporated in State of Colorado on September 28, 1989. The Company was formed to pursue real estate development in Nebraska, and has completed construction on a Studio/private museum/bed and breakfast rental facility. There were four additional lots included in this development, which were being held as investments for potential future development or sale.

    In December, 2006 all of the property described above was sold pursuant to an Asset Purchase Agreement, dated December 6, 2006, between the Company and the Company's then President ("Purchaser"). The consideration received by the Company consisted of 4,167 shares of Company common stock that was owned by the Purchaser together with the cancellation of a note due to Purchaser with a principal amount due of $430,000, secured by the Company's assets, all related accrued interest and the release of the Company from all other liabilities due to Purchaser.

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

    In view of these matters, the Company will need to continue to be dependent on its officers, directors and significant shareholders in order to meet its liquidity needs during the next fiscal year. There is no assurance that the Company's officers, directors and significant shareholders will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern

    Certain prior period amounts have been reclassified to conform to current period presentation.

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

Change in Control and Plan of Reorganization
--------------------------------------------

    On September 26, 2006 the Company entered into an Agreement and Plan of Reorganization with Fluid Audio Networks, Inc. ("FAN") under which, following a proposed 3.75 for 1 forward stock split of the outstanding common stock of the Company, the Company would issue 10,269,528 shares of common stock to acquire all of the outstanding common stock of FAN. Additionally, the Company was to divest itself of its real estate assets by conveying these assets to its President in exchange for the assumption of all the parent company debt and cancellation of 16,667 (post split) shares of its common stock held by its President and transferred to it. The Company's President was to convey for cancellation an additional 16,667 shares (post split) of the Company's common stock in exchange for a payment of $500,000.

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

    On December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's past President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

Reverse Stock Split
-------------------

    On June 1, 2007 the shareholders of the Company, at a special meeting, approved a 1-for-3 reverse stock split of the Company's common stock, no par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. The reverse stock split was effective on June 4, 2007.

    In connection with the 1-for-3 reverse stock split, all historical common shares amounts have been retroactively restated to reflect the stock split mentioned above.

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

Income Taxes
------------

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Share
------------------

    Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

    In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company does not believe this new standard will have a material impact on its financial position and results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company does not believe this new standard will have a material impact on its financial position and results of operations.

    In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2 - SHAREHOLDERS'S EQUITY (DEFICIT)

    On December 6, 2006, the Company's then President returned 4,167 shares of the Company's common stock to treasury pursuant to an Asset Purchase Agreement.

    On December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's past President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company.

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note."). In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.

    On June 1, 2007 the shareholders of Company at a special meeting approved a 1-for-3 reverse stock split of our common stock, no par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. As a result of the 1-for-3 reverse stock split, an additional 145 shares were issued to existing shareholders for fractional shares held.

    On June 26, 2007 the Company retired from the treasury 4,167 shares of the Company's common stock. These shares were originally returned to the Company's treasury pursuant to a December 6, 2006 Asset Purchase Agreement.


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

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the year ended June 30, 2007 the principal balance on the note was $35,000 with available credit of $215,000.


Note 4 - INCOME TAXES

    The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    As of June 30, 2007, the Company had net operating loss carryforwards of approximately $218,780 which expire in varying amounts through 2026. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

    Deferred income tax assets of $117,698 and $80,463 at June 30, 2007 and 2006, respectively were offset in full by a valuation allowance The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $117,698 and $80,463 at June 30, 2007 and 2006 respectively, have been fully reserved for in the accompanying consolidated financial statements as follows.

                                                         Year            Year
                                                         Ended           Ended
                                                        June 30         June 30
                                                         2007            2006
                                                       --------        --------
Deferred tax assets:
   Net operating loss carryforwards                     117,698          80,463
   Less : Valuation allowance                          (117,698)        (80,463)
                                                       --------        --------
Net deferred tax assets                                      --              --
                                                       ========        ========

    Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:
                                                         Year           Year
                                                         Ended          Ended
                                                        June 30        June 30
                                                         2007           2006
                                                       --------       --------
Federal statutory tax (benefit) rate                    (35.00)%        (15.00)%
State taxes, net of federal tax (benefit) rate           (4.63)%         (3.50)%
                                                       --------       ---------
Effective tax rate                                      (39.63)%        (18.50)%
Valuation allowance                                     (39.63)%        (18.50)%
                                                       --------       --------
Effective income tax rate                                    --             --
                                                       ========       ========


Note 5 - COMMITMENTS AND CONTINGENCIES

    The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). As of January 2007, and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.