Form 10QSB
period 2007-09-30
BIRCH BRANCH INC
filed 2007-11-07
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2007

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                               BIRCH BRANCH, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

        Colorado                                    84-1124170
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                    (Address of principal executive offices)


                                                      (303) 794-9450
                           (Issuer's telephone number)


Indicate by check mark whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]


As of November 6, 2007 the Company had 1,708,123 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets
         September 30, 2007 (unaudited) and December 31, 2006               2

         Condensed Statements of Operations Three Months Ended
         September 30, 2007 and 2006 and from July 1, 2002 (date of commencement of development stage) through September 30,
         2007 (unaudited)                                                   3

         Condensed Statements of Cash Flows Three Months Ended
         September 30, 2007 and 2006 and from July 1, 2002 (date of commencement of development stage) through September 30,
         2007 (unaudited)                                                   4

         Notes to Condensed Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis or Plan of Operation          9

Item 3.  Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits                                                          11

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                              September 30,   June 30,
                                                                  2007          2007
                                                                ---------    ---------
                                                               (unaudited) (see Note 1)
ASSETS
Current assets:
        Cash                                                    $   1,295    $   6,802
                                                                ---------    ---------
           Total current assets                                     1,295        6,802

        Total assets                                            $   1,295    $   6,802
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                   $   5,530    $     298
        Accrued expense                                             1,437          547
        Note payables                                              35,000       35,000
                                                                ---------    ---------

          Total current liabilities                                41,967       35,845

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                         --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 and 429,131 issued and outstanding respectively      65,613       65,613
Additional paid in capital                                        152,877      152,877
Deferred loan fee, net of amortization                             (4,315)      (4,567)
Accumulated (deficit)                                              (5,173)      (5,173)
Accumulated (deficit) during development stage                   (249,674)    (237,793)
                                                                ---------    ---------

         Total shareholders' equity                               (40,672)     (29,043)
                                                                ---------    ---------

         Total liabilities and shareholders' equity             $   1,295    $   6,802
                                                                =========    =========




         The accompanying notes are an integral part of these condensed financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                       Period
                                                                                      July 1,
                                                                                        2002
                                                                                      (Date of
                                                    For the          For the        Commencement
                                                     Three            Three              of
                                                     Months           Months        Development
                                                     Ended            Ended          Stage) to
                                                 September 30,    September 30,     September 30,
                                                      2007             2006             2007
                                                -------------    --------------    --------------
Revenues                                        $          --    $           --    $           --

Operating expenses:
     Accounting fees                                    5,030             4,850            29,350
     Legal fees                                            --                --            33,638
     Shareholder expense                                  180             1,721            15,915
     Other general and administrative expense           5,529             1,373            23,042
                                                -------------    --------------    --------------
       Total operating expenses                        10,739             7,944           101,945
                                                -------------    --------------    --------------

Net (loss) from operations                            (10,739)           (7,944)         (101,945)
                                                -------------    --------------    --------------

Other (Expense)
     Amortized loan fee (expense)                        (252)               --              (685)
     Interest (expense)                                  (890)               --            (1,437)
                                                -------------    --------------    --------------
       Total other (expense)                           (1,142)               --            (2,122)
                                                -------------    --------------    --------------

Net (loss) from continuing operations                 (11,881)           (7,944)         (104,067)
                                                -------------    --------------    --------------

Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                    --           (12,384)         (121,232)
                                                -------------    --------------    --------------

Net (loss)                                      $     (11,881)   $      (20,328)   $     (225,299)
                                                =============    ==============    ==============


Net (loss) per common share                     $       (0.01)   $        (0.05)
                                                -------------    --------------



         The accompanying notes are an integral part of these condensed financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                     Period
                                                                                                    July 1,
                                                                                                      2002
                                                                                                    (Date of
                                                                  For the          For the        Commencement
                                                                   Three            Three              of
                                                                   Months           Months        Development
                                                                   Ended            Ended          Stage) to
                                                               September 30,    September 30,     September 30,
                                                                    2007             2006             2007
                                                               -------------    -------------    -------------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $     (11,881)   $     (20,328)   $    (225,299)
        Less: Net (loss) discontinued operations                          --          (13,052)        (121,232)
                                                               -------------    -------------    -------------
    Net (loss) from continuing operations                            (11,881)          (7,276)        (104,067)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                               252               --              685
        Accounts payable                                               5,232            4,538          (10,487)
        Accrued expenses                                                 890               --            1,437
                                                               -------------    -------------    -------------
    Net cash (used) in operating activities
         by continuing operations                                     (5,507)          (2,738)        (112,432)
                                                               -------------    -------------    -------------

Cash flow from financing activities:
        Additional paid-in capital                                        --               --            2,424
        Advances from related party                                       --            4,103           85,936
        Proceeds from shareholder loans                                   --               --           35,000
                                                               -------------    -------------    -------------
           Net cash provided from financing activities                    --            4,103          123,360
                                                               -------------    -------------    -------------

    Net cash (used) in activities of continuing operations            (5,507)           1,365           10,928
                                                               -------------    -------------    -------------

Cash flow from (used in):
        Discontinued operations                                           --           (1,365)         (12,613)
                                                               -------------    -------------    -------------
    Net cash (used in) discontinued operations                            --           (1,365)         (12,613)
                                                               -------------    -------------    -------------

NET (DECREASE) IN CASH                                                (5,507)              --           (1,685)
CASH, BEGINNING OF THE PERIOD                                          6,802            2,980            2,980
                                                               -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $       1,295    $       2,980    $       1,295
                                                               =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $          --    $          --    $     406,945
                                                               -------------    -------------    -------------
    Exchange of real estate for note payable and other
        liabilities                                            $          --    $          --    $    (549,183)
                                                               -------------    -------------    -------------

SUPPLEMENTAL CASH FLOW
    For the period ended September 30, 2007
        Cash paid for interest                                 $          --    $          --    $          --
                                                               -------------    -------------    -------------
        Cash paid for income taxes                             $          --    $          --    $          --
                                                               -------------    -------------    -------------

         The accompanying notes are an integral part of these condensed financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2007, filed on Form 10-KSB on September 28, 2007.

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

Going Concern
-------------

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

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the quarter ended September 30, 2007 the principal balance on the note was $35,000 with available credit of $215,000.

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

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

    Revenue. No operating revenues were generated during the three months ended September 30, 2007 and September 30, 2006.

    Operating Expenses. Total operating expenses from continuing operations were $10,739 and $7,944, respectively for the quarter ended September 30, 2007 and the quarter ended September 30, 2006. Operating expenses consist of professional, management and filing fees.

    Net loss. Net loss decreased for the quarter ended September 30, 2007 by 42% to $11,881 from $20,328 for the quarter ended September 30, 2006. The decrease in net loss occurred primarily as a result of a loss from operations discontinued during the prior year.

Liquidity and Capital Resources

    As of September 30, 2007, the Company had $1,295 in cash or cash equivalents and a working capital deficit of ($40,672).

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2007, $35,000 was borrowed under this agreement with $1,437 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

     Off-Balance Sheet Items

     We have no off-balance sheet items as of September 30, 2007.

Item 3 - CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of September 30, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of September 30, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the Chief Executive Officer and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II   OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

       Exhibit No   Description
       ----------   ------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on November 7, 2007.

                                       BIRCH BRANCH, INC.




                                       By /s/ Earnest Mathis Jr.
                                          ------------------------------------
                                          Earnest Mathis, Jr.
                                          Chief Executive Officer


                                       By  /s/ Robert  Lazzeri
                                           ----------------------------------
                                           Robert Lazzeri
                                           Chief Financial Officer (Principal
                                           Accounting Officer)