Form 10QSB
period 2007-12-31
BIRCH BRANCH INC
filed 2008-02-14
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                               BIRCH BRANCH, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                       84-1124170
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 ----  --- ----
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

                                 YES [X] NO [ ]


As of February 14, 2008 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Condensed Balance Sheets
          December 31, 2007 (unaudited) and December 31, 2006                 2

          Condensed Statements of Operations Three
          Months Ended December 31, 2007 and 2006 and
          Six Months Ended December 31, 2007 and 2006
          and from July 1, 2002 (date of commencement
          of development stage) through December 31, 2007 (unaudited)         3

          Condensed Statements of Cash Flows Three
          Months Ended December 31, 2007 and 2006 and
          Six Months Ended December 31, 2007 and 2006
          and from July 1, 2002 (date of commencement
          of development stage) through December 31, 2007 (unaudited)         4

          Notes to Condensed Financial Statements (unaudited)                 5

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits                                                            11

Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                               December 31,   June 30,
                                                                   2007         2007
                                                                ---------    ---------
                                                               (unaudited) (see Note 1)
ASSETS
Current assets:
        Cash                                                    $   6,446    $   6,802
                                                                ---------    ---------
           Total current assets                                     6,446        6,802

        Total assets                                            $   6,446    $   6,802
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                   $     675    $     298
        Accrued expense                                             2,045          547
        Note payables                                              55,000       35,000
                                                                ---------    ---------

          Total current liabilities                                57,720       35,845

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                         --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                               65,613       65,613
Additional paid in capital                                        152,877      152,877
Deferred loan fee, net of amortization                             (4,063)      (4,567)
Accumulated (deficit)                                              (5,173)      (5,173)
Accumulated (deficit) during development stage                   (260,528)    (237,793)
                                                                ---------    ---------

         Total shareholders' equity (deficit)                     (51,274)     (29,043)
                                                                ---------    ---------

         Total liabilities and shareholders' equity (deficit)   $   6,446    $   6,802
                                                                =========    =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                               Period
                                                                                                            July 1, 2002
                                                                                                              (Date of
                                                                                                            Commencement
                                                                                                                 of
                                              For the Three   For the Three   For the Six    For the Six    Development
                                               Months Ended    Months Ended   Months Ended   Months Ended    Stage) to
                                               December 31,    December 31,   December 31,   December 31,   December 31,
                                                   2007            2006           2007           2006           2007
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  2,300             --          7,330          4,810         31,650
     Legal fees                                       1,632          2,094          1,632          2,094         35,270
     Shareholder expense                              1,553          2,088          1,733          3,809         17,468
     Other general and administrative expense         4,508            762         10,038          1,507         27,551
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                       9,993          4,944         20,733         12,220        111,939
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (9,993)        (4,944)       (20,733)       (12,220)      (111,939)
                                                -----------    -----------    -----------    -----------    -----------

Other (expense)
     Amortized loan fee (expense)                      (252)            --           (504)            --           (937)
     Interest (expense)                                (608)            --         (1,498)            --         (2,045)
                                                -----------    -----------    -----------    -----------    -----------
       Total other (expense)                           (860)            --         (2,002)            --         (2,982)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from continuing operations               (10,853)        (4,944)       (22,735)       (12,220)      (114,921)
                                                -----------    -----------    -----------    -----------    -----------
Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --        (63,751)            --        (76,803)      (121,232)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $   (10,853)   $   (68,695)   $   (22,735)   $   (89,023)   $  (236,153)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.16)   $     (0.01)   $     (0.21)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,708,123        429,131      1,708,123        429,131
                                                ===========    ===========    ===========    ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                           Period
                                                                                        July 1, 2002
                                                                                          (Date of
                                                                                        Commencement
                                                                For the      For the         of
                                                               Six Months   Six Months  Development
                                                                  Ended        Ended     Stage) to
                                                              December 31, December 31, December 31,
                                                                  2007         2006         2007
                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $ (22,735)   $ (89,023)   $(260,528)
        Less: Net (loss) discontinued operations                      --      (76,803)    (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (22,735)     (12,220)    (139,296)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                           504           --          937
        Accounts payable                                             377       (2,153)       9,033
        Accrued expenses                                           1,498           --        2,045
                                                               ---------    ---------    ---------
    Net cash (used) in operating activities
         by continuing operations                                (20,356)     (14,373)    (127,281)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                                   --       16,670       85,936
        Proceeds from shareholder loans                           20,000           --       55,000
                                                               ---------    ---------    ---------
           Net cash provided from financing activities            20,000       16,670      143,360
                                                               ---------    ---------    ---------

    Net cash (used) in activities of continuing operations          (356)       2,297       16,079
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                       --       (5,277)     (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                        --       (5,277)     (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) IN CASH                                              (356)      (2,980)       3,466
CASH, BEGINNING OF THE PERIOD                                      6,802        2,980        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $   6,446    $      --    $   6,446
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $      --    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $      --    $(549,183)   $(549,183)
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2007
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------

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

    In view of these matters, the Company will need to continue to be dependent on its officers, directors and significant shareholders in order to meet its liquidity needs during the next fiscal year. Although, there is no assurance that the Company's officers, directors and significant shareholders will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the six months ended December 31, 2007 the principal balance on the note was $55,000 with available credit of $195,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

    The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). As of December 2006, and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.

NOTE 5 - SUBSEQUENT EVENTS

    In January 2008, the Company received $25,000 in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party therefore the $25,000 deposit was forfeited by the third party to the Company.

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

Results of Operations

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006

    Revenue. No operating revenues were generated during the three months ended December 31, 2007 and December 31, 2006.

    Operating Expenses. Total operating expenses from continuing operations were $9,993 and $4,944, respectively for the quarter ended December 31, 2007 and the quarter ended December 31, 2006. Operating expenses consist of professional, management and filing fees.

    Net loss. Net loss decreased for the quarter ended December 31, 2007 by 84% to $10,853 from $68,695 for the quarter ended December 31, 2006. The decrease in net loss occurred primarily as a result of a loss from operations discontinued during the prior year.

For the six months ended December 31, 2007 compared to the six months ended December 31, 2006

    Revenue. No operating revenues were generated during the six months ended December 31, 2007 and December 31, 2006.

    Operating Expenses. Total operating expenses from continuing operations were $20,733 and $12,220, respectively for the six months ended December 31, 2007 and the six months ended December 31, 2006. Operating expenses consist of professional, management and filing fees.

    Net loss. Net loss decreased for the six months ended December 31, 2007 by 74% to $22,735 from $89,023 for the six months ended December 31, 2006. The decrease in net loss occurred primarily as a result of a loss from operations discontinued during the prior year.

Liquidity and Capital Resources

    As of December 31, 2007, the Company had $6,446 in cash or cash equivalents and a working capital deficit of ($51,274).

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of December 31, 2007, $55,000 was borrowed under this agreement with $2,045 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

        Off-Balance Sheet Items

        We have no off-balance sheet items as of December 31, 2007.

Item 3 - CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of December 31, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of December 31, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the Chief Executive Officer and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II   OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

Exhibit
 No       Description
-------   ----------------------------------------------------------------------
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on February 14, 2008.

                               BIRCH BRANCH, INC.




                               By      /s/ Earnest Mathis Jr.
                                   --------------------------
                                         Earnest Mathis, Jr.
                                     Chief Executive Officer


                               By     /s/ Robert Lazzeri.
                                   --------------------------
                                     Robert Lazzeri
                                     Chief Financial Officer
                                    (Principal Accounting Officer)