Form 10QSB
period 2008-03-31
BIRCH BRANCH INC
filed 2008-05-13
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission file number: 000-50936

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

                                 YES [X] NO [ ]


As of May 13, 2008 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

                               Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets March 31, 2008 (unaudited) and
        June 30, 2007                                                          2

        Condensed Statements of Operations Three Months Ended March
        31, 2008 and 2007 and Nine Months Ended March 31, 2008 and
        2007 and from July 1, 2002 (date of commencement of
        development stage) through March 31, 2008 (unaudited)                  3


        Condensed Statements of Cash Flows Three Months Ended March
        31, 2008 and 2007 and Nine Months Ended March 31, 2008 and
        2007 and from July 1, 2002 (date of commencement of
        development stage) through March 31, 2008 (unaudited)                  4

        Notes to Condensed Financial Statements (unaudited)                    5


Item 2. Management's Discussion and Analysis or Plan of Operation              9

Item 3A(T) Controls and Procedures                                            10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits                                                              11


Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                                March 31,      June 30,
                                                                  2008           2007
                                                               -----------    -----------
                                                               (unaudited)   (see Note 1)
ASSETS
Current assets:
        Cash                                                   $    24,082    $     6,802
                                                               -----------    -----------
           Total current assets                                     24,082          6,802

        Total assets                                           $    24,082    $     6,802
                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                  $     8,106    $       298
        Accrued expense                                              3,049            547
        Note payables                                               55,000         35,000
                                                               -----------    -----------

          Total current liabilities                                 66,155         35,845

SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                          --             --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                                65,613         65,613
Additional paid in capital                                         152,877        152,877
Deferred loan fee, net of amortization                              (3,814)        (4,567)
Accumulated (deficit)                                               (5,173)        (5,173)
Accumulated (deficit) during development stage                    (251,576)      (237,793)
                                                               -----------    -----------

         Total shareholders' (deficit)                             (42,073)       (29,043)
                                                               -----------    -----------

         Total liabilities and shareholders' (deficit)         $    24,082    $     6,802
                                                               ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements.




                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                             Period
                                                                                                             July 1,
                                                                                                               2002
                                                                                                             (Date of
                                                  For the        For the        For the        For the     Commencement
                                                   Three          Three           Nine           Nine           of
                                                   Months         Months         Months         Months     Development
                                                   Ended          Ended          Ended          Ended       Stage) to
                                                 March 31,      March 31,      March 31,      March 31,      March 31,
                                                    2008           2007           2008           2007          2008
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,800          1,500          9,130          6,310         33,450
     Legal fees                                       7,935          3,298          9,567          5,392         43,205
     Shareholder expense                                561          2,582          2,294          6,391         18,029
     Other general and administrative expense         4,500          6,518         14,538          8,025         32,051
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                      14,796         13,898         35,529         26,118        126,735
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                          (14,796)       (13,898)       (35,529)       (26,118)      (126,735)
                                                -----------    -----------    -----------    -----------    -----------

Other income (expense)
     Other income                                    25,000             --         25,000             --         25,000
     Amortized loan fee (expense)                      (249)          (184)          (753)          (184)        (1,186)
     Interest (expense)                              (1,004)          (100)        (2,502)          (100)        (3,049)
                                                -----------    -----------    -----------    -----------    -----------
       Total other income (expense)                  23,747           (284)        21,745           (284)        20,765
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss) from continuing operations          8,951        (14,182)       (13,784)       (26,402)      (105,970)
                                                -----------    -----------    -----------    -----------    -----------

Discontinued operations:
     (Loss) from discontinued operations
      (including loss on disposal in
       2006 of $52,017)                                  --             --             --        (76,803)      (121,232)
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss)                               $     8,951    $   (14,182)   $   (13,784)   $  (103,205)   $  (227,202)
                                                ===========    ===========    ===========    ===========    ===========


Net income (loss) per common share              $      0.01    $     (0.01)   $     (0.01)   $     (0.14)
                                                -----------    -----------    -----------    -----------


Weighted average number of
     common shares outstanding                    1,708,123      1,384,264      1,708,123        742,861
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




                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                           Period
                                                                                          July 1,
                                                                                            2002
                                                                                          (Date of
                                                                For the      For the    Commencement
                                                                  Nine         Nine          of
                                                                 Months       Months    Development
                                                                 Ended        Ended      Stage) to
                                                               March 31,    March 31,     March 31,
                                                                  2008         2007         2008
                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $ (13,784)   $(103,205)   $(251,576)
        Less: Net (loss) discontinued operations                      --      (76,803)    (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (13,784)     (26,402)    (130,344)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                           753          184        1,186
        Accounts payable                                           7,809        1,745       16,464
        Accrued expenses                                           2,502          100        3,049
                                                               ---------    ---------    ---------
    Net cash (used) in operating activities
         by continuing operations                                 (2,720)     (24,373)    (109,645)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                                   --       16,670       85,936
        Proceeds from shareholder loans                           20,000       10,000       55,000
                                                               ---------    ---------    ---------
           Net cash provided from financing activities            20,000       26,670      143,360
                                                               ---------    ---------    ---------

    Net cash (used) in activities of continuing operations        17,280        2,297       33,715
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                       --       (5,277)     (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                        --       (5,277)     (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) IN CASH                                            17,280       (2,980)      21,102
CASH, BEGINNING OF THE PERIOD                                      6,802        2,980        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $  24,082    $      --    $  24,082
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $      --    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $      --    $(549,183)   $(549,183)
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2008
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------


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

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the nine months ended March 31, 2008 the principal balance on the note was $55,000 with available credit of $195,000.

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

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

    Revenue.   No operating revenues were generated during the three months ended March 31, 2008 and March 31, 2007.

    Operating expenses.   Total operating expenses from continuing operations
were $14,796 and $13,898, respectively for the quarter ended March 31, 2008 and the quarter ended March 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other income (expense).    Other income (expense) were $23,747 and ($284),
respectively for the quarter ended March 31, 2008 and the quarter ended March 31, 2007. In January 2008, the Company received $25,000 in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party therefore the $25,000 deposit was forfeited by the third party to the Company.

    Net income (loss).    For the quarter ended March 31, 2008, the company
experienced net income of $8,951 compared to a net loss of $14,182 for the quarter ended March 31, 2007. The net income occurred from the receipt of a forfeited deposited.

For the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

    Revenue.   No operating revenues were generated during the nine months ended
March 31, 2008 and March 31, 2007.

    Operating Expenses.    Total operating expenses from continuing operations
were $35,529 and $26,118, respectively for the nine months ended March 31, 2008 and the nine months ended March 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other income (expense).    Other income (expense) were $21,745 and ($284),
respectively for the nine months ended March 31, 2008 and the nine months ended March 31, 2007. In January 2008, the Company received $25,000 in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party therefore the $25,000 deposit was forfeited by the third party to the Company.

    Net loss.    Net loss decreased for the nine months ended March 31, 2008 by
87% to $13,784 from $103,205 for the nine months ended March 31, 2007. The decrease in net loss occurred primarily as a result of a loss from operations discontinued during the prior year and the receipt of a forfeited deposit in the current year.

Liquidity and Capital Resources

    As of March 31, 2008, the Company had $24,082 in cash or cash equivalents and a working capital deficit of ($42,073).

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2008, $55,000 was borrowed under this agreement with $2,502 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

     Off-Balance Sheet Items

     We have no off-balance sheet items as of March 31, 2008.

Item 3A(T) - CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2008. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of March 31, 2008 and provide reasonable assurance that material information relating to the Company is made known to management including the Chief Executive Officer and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II OTHER INFORMATION
-------------------------

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

    Exhibit
    No         Description
    -------    -----------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on May 13, 2008.

                                             BIRCH BRANCH, INC.




                                             By  /s/ Earnest Mathis Jr.
                                                 ------------------------
                                                 Earnest Mathis, Jr.
                                                 Chief Executive Officer


                                             By  /s/ Robert Lazzeri.
                                                 -------------------------
                                                 Robert Lazzeri
                                                 Chief Financial Officer
                                                (Principal Accounting Officer)