Form 10KSB
period 2008-06-30
BIRCH BRANCH INC
filed 2008-09-26
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

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

                                 YES [X] NO [ ]

Issuer's revenues for the year ended June 30, 2008 were $ - 0-

Aggregate market value of voting stock held by non-affiliates based on the closing bid price of our common stock on September 25, 2008 was $ 198,157, which was $1.06 per share.

As of September 26, 2008, the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                  Index to Birch Branch, Inc. 2008 Form 10-KSB


                  Cautionary Note Regarding Forward-Looking Statements
PART I
------
Item 1.           Description of Business
Item 1A           Risk Factors
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II
-------
Item 5.           Market for Common Equity and Related Stockholder Matters
Item 6.           Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations
Item 7.           Financial Statements
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A(T).       Controls and Procedures

PART III
--------
Item 9.           Directors and Executive Officers
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management and Related
                  Stockholders Matters
Item 12.          Certain Relationships and Related Transactions
Item 13.          Exhibits and Reports on Form 8-K
Item 14.          Principal Accountant Fees and Services

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

    Also on December 6, 2006 a Stock Purchase Agreement (the "Stock Purchase Agreement") was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the ("Investor") and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company's then President, collectively, they are referred to herein as the ("Seller"). In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company's common stock to Investor for an aggregate of $450,000 cash. As a result of the purchase of the shares of the Company's common stock, Investor owned approximately 59.81% of the issued and outstanding shares of common stock of the Company, at that time of the Stock Purchase Agreement closing, which resulted in a change in control of the Company.

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

General Business Plan

    Birch Branch proposes to seek, investigate and, if warranted, acquire an interest in one or more business ventures. Birch Branch's strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After Birch Branch has conducted a merger or acquisition, the surviving entity will be Birch Branch, however, management from the acquired entity will in all likelihood be retained to operate Birch Branch. Due to an absence of capital available for investment by Birch Branch, the types of business seeking to be acquired by Birch Branch will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which desires to establish a public trading market for its common stock.

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

Selection of Opportunities

    The analysis of new business opportunities will be undertaken by or under the supervision of Birch Branch's executive officers and directors who are not professional business analysts and have had little previous training in business analysis. Inasmuch as Birch Branch will have limited funds available to it in its search for business opportunities and ventures, Birch Branch will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Birch Branch will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

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

ITEM 1A. RISK FACTORS
---------------------

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

Adequate financing may not be available when needed.

    Birch Branch entered into a Revolving Credit Agreement with the Company's major shareholders on January 23, 2007, to borrow up to $250,000 to fund operating activities. While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all. Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

    As of this filing, the Company has not reached any definitive understanding with any person or entity concerning a merger or acquisition. There can be no assurance that Birch Branch will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that Birch Branch will be able to negotiate a business combination on terms favorable to the Company. Birch Branch has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which Birch Branch would not consider a business combination with such business entity. Accordingly, Birch Branch may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Facilities

    The Company has no properties and at this time has no agreements to acquire any properties. Birch Branch's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120 since January 2007, which is located in the office of a company controlled by Earnest Mathis, Jr., Birch Branch's Chief Executive Officer and Director. Birch Branch's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Birch Branch pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a Company controlled by Mr. Mathis. We have paid $18,000 for these expenses for the year ended June 30, 2008.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

    Birch Branch's common stock is quoted on the OTC Bulletin Board under the Symbol BRBH. Birch Branch's ticker symbol on the Over-the-Counter Bulletin Board changed from BHBH to BRBH effective June 4, 2007 in connection with the Company's 1-for-3 reverse stock split.

    Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $1.50 and a low of $1.06 for the fiscal year ended June 30, 2008.

Holders

    As of June 30, 2008, we had approximately 390 holders of record of our common stock.

Dividends

    We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business. The paying of any dividends is in the discretion of the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

    Although Birch Branch has not entered into any definitive agreement regarding such a merger or acquisition, management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

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

Results of Operations

For year ended June 30, 2008, compared the year ended June 30, 2007.

    Revenue. No operating revenues were generated during the year ended June 30, 2008 and June 30, 2007.

    Operating Expenses. Total operating expenses from continuing operations were $45,192 and $39,716, respectively for the year ended June 30, 2008 and the year ended June 30, 2007. Operating expenses consist of professional, management and filing fees.

    Net loss. Net loss decreased for the year ended June 30, 2008 by 79% to $24,657 from $117,499 at the year ended June 30, 2007. The decrease in net loss occurred primarily as a result of a loss from discontinued operations during 2006 and the receipt of a forfeited deposit in 2008.

Liquidity and Capital Resources

    As of June 30, 2008, the Company had $5,916 in cash and cash equivalents and a working capital deficit of ($52,697).

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2008, $55,000 was borrowed under this agreement with $4,008 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

    We have no off-balance sheet items as of June 30, 2008.

ITEM 7. FINANCIAL  STATEMENTS
-----------------  ----------

    The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

    Report of Independent Registered Public Accounting Firm -
      Ronald R. Chadwick, P.C                                               F-1
    Balance Sheets as of June 30, 2008 and 2007                             F-2
    Statements of Operations for the years ended June 30, 2008 and
       2007 and from July 1, 2002 (Date of Commencement of
       Development Stage) through June 30, 2008                             F-3
    Statements of Changes in Stockholders' Equity (Deficit) for the
       years ended June 30, 2008 and 2007                                   F-4
    Statements of Cash Flows for the Years Ending June 30, 2008 and
       2007 and from July 1, 2002 (Date of Commencement of Development
       Stage) through June 30, 2008                                         F-5
    Notes to Financial Statements                                           F-6



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

ITEM 8A(T). CONTROLS AND PROCEDURES
-----------------------------------

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of June 30, 2008 our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this annual report.

     There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
--------------------------

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

    The following sets forth certain information regarding each of our directors and executive officers:

     Name                    Age   Position                               Director or Officer Since
     -------------------     ---   ------------------------------------   -------------------------
     Earnest Mathis, Jr.     49    Chief Executive Officer and Director   December 2006
     Robert Lazzeri          47    Chief Financial Officer and Director   December 2006

    All officers hold their positions at the will of the Board of Directors. All directors hold their positions until their successors are elected and qualified.

    The following is a summary of our directors' and executive officers' business experience.

    Earnest Mathis, Jr. - Chief Executive Officer and Director. From March 2008 to present, Mr. Mathis has been a Director of Princeton Acquisitions, Inc. From December 2006 to present, Mr. Mathis has been the Chief Executive Officer, President and a Director of Birch Branch, Inc. From October 26, 2006 to August 29, 2007, Mr. Mathis was Chief Executive Officer and Director of MyCom Group, Inc. a publicly-held shell corporation. In August 2007, Mycom Group, Inc. acquired Veritas Solutions, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time. Mr. Mathis also has been the Manager of BAMM, LLC, which holds real property, since June 2005. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a capital management company with emphasis in managing economic redevelopment and stimulation programs for governmental entities. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company. From February 2003 to the present, Mr. Mathis has been a manager and member of Louisiana Land Acquisitions, LLC, which holds real property. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, Inc. a privately-held financial consulting company in Littleton, Colorado. From December 2004 to present, Mr. Mathis has been a manager of Trinidad Golf, LLC, a golf course development company. From October 2004 to present, Mr. Mathis has been a manager of Trinidad Land Co., LLC, which holds real property. From March 2005 to July 2007, Mr. Mathis was the Chairman of the Board of Directors for Xelr8 Holdings, Inc. (formerly VitaCube Systems Holdings, Inc) and from March 2005 to October 11, 2006 was their Chief Executive Officer and from March 2005 to June 2, 2005 was their President. From June 2002 to June 2003, Mr. Mathis was the President and a Director of Instanet, Inc. Instanet was a publicly-held shell corporation. In August 2003, Instanet acquired VitaCubeSystems Holdings, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From April 2002 to July 2006 Mr. Mathis was the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Petramerica Oil, Inc., a publicly-held shell corporation. In July 2006, Petramerica Oil, Inc. acquired Triton Distribution Systems, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director in July 2006. From December 2005 to December 2006, Mr. Mathis was President of Xedar Corporation, a publicly-held shell corporation. In December 2006 Xedar Corporation acquired Premier Data Services, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time and as a director in January 2007. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS transported and processed medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc.. Mr. Mathis attended Denver University where he studied finance.

     Robert Lazzeri. President and Director. Mr. Lazzeri, is a private investor and business executive. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to January 2007, Mr. Lazzeri was a Managing Member of Black Diamond Industries, LLC, a privately-held investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

      In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: From November 2007 to present, Mr. Lazzeri has been the President and a Director of Princeton Acquisitions, Inc. From May 2007 to April 2008, Mr. Lazzeri was the President and a Director of NB Design & Licensing, Inc. In April 2008, New Bridge Design & Licensing, Inc acquired Organic Alliance Inc. in an exchange for securities agreement and Mr. Lazzeri resigned as an officer and director in April 2008. From December 2006 to present, Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Except for a greater than 10% stockholder filing late their report on Form 4 for the acquisition and disposal of shares, we believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended June 30, 2008.

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

    There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2008.

Director Compensation

    The director's received no compensation during the year ended June 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS
----------------------------

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the ownership of our Common Stock as of the June 30, 2008, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock,
(ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                         Number of   Percent of
   Name and Address                                       Shares      Class (1)
   -------------------------------------------------     ---------   ----------
   Mathis Family Partners, LTD (2)                        384,296        22.5%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Lazzeri Family Trust, Robert Lazzeri, Trustee (3)      384,296        22.5%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Total officer and director                             768,592        45.0%

   Timothy Brasel (4)                                     752,590        44.1%
   5770 South Beech Court
   Greenwood Village, CO 80121


(1) Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 1,708,123 shares of common stock outstanding at June 30, 2008.

(2) Earnest Mathis, Jr., Chief Executive Officer and Director of Birch Branch, is also the General Partner of Mathis Family Partners LTD.

(3) Robert Lazzeri, Chief Financial Officer and Director of Birch Branch, is also the Trustee of Lazzeri Family Trust.

(4) Includes shares either held directly, as custodian for a minor child or through entities that are controlled by Timothy Brasel

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    Birch Branch's office is located in the office of a company controlled by Earnest Mathis, Jr., Birch Branch's Chief Executive Officer and Director. Birch Branch's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Birch Branch pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a Company controlled by Mr. Mathis. We have paid $18,000 for these expenses for the year ended June 30, 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a.)     Exhibits

    Exhibit No.     Description
    -----------     -----------------------------------------------------------

        2.1         Asset Purchase Agreement, incorporated by reference to
                    Exhibit 2.1 filed with Form 8-K filed December 8, 2006
        3.1         Articles of Incorporation, incorporated by reference to
                    Exhibit 3.01 filed with Form 10-SB12G filed September 13,
                    2004
        3.1.1 Certificate of Amendment to the Articles of Incorporation filed herewith
        3.2         By-laws, incorporated by reference to Exhibit 3.05 filed
                    with Form 10-SB12G filed September 13, 2004
       10.1         Revolving Credit Agreement, incorporated by reference to
                    Exhibit 99.1 filed with Form 8-K filed January 26, 2007
       10.2         Revolving Loan Note, incorporated by reference to Exhibit
                    99.2 filed with Form 8-K filed January 26, 2007
       31.1         Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2         Certification of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1         Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

    Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

     We paid Ronald R. Chadwick, P.C., a total of $4,500 and $7,630 respectively for fiscal year ended June 30, 2008 and 2007 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Tax Fees

    We paid Schumacher & Associates, a total of $500 for professional services rendered in connection with the preparation of our federal and sate income tax returns for the year ended June 30, 2007.

All Other Fees

    None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, on September 26, 2008.

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

Signature                     Name                     Title                                  Date
----------------------        -------------------      ----------------------------------     ------------------


/s/ Earnest Mathis Jr.        Earnest Mathis, Jr.      Chief Executive Officer and            September 26, 2008
----------------------                                 Director

/s/ Robert Lazzeri            Robert Lazzeri           Chief Financial Officer, Secretary     September 26, 2008
----------------------                                 and Director


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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Birch Branch, Inc.
Littleton, Colorado

I have audited the accompanying balance sheets of Birch Branch, Inc. (a development stage company) as of June 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 1, 2002 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Branch, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 1, 2002 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado
/s/ Ronald R. Chadwick, P.C.
------------------------
September 10, 2008                                     RONALD R. CHADWICK, P.C.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                June 30,     June 30,
                                                                  2008         2007
                                                               ---------    ---------
ASSETS
Current assets:
        Cash                                                   $   5,916    $   6,802
        Prepaid Expenses                                             395           --
                                                               ---------    ---------

           Total current assets                                    6,311        6,802
                                                               ---------    ---------

        Total assets                                           $   6,311    $   6,802
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                  $      --    $     298
        Accrued expense                                            4,008          547
        Note payables                                             55,000       35,000
                                                               ---------    ---------

          Total current liabilities                               59,008       35,845
                                                               ---------    ---------

SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                        --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                              65,613       65,613
Additional paid in capital                                       152,877      152,877
Deferred loan fee, net of amortization                            (3,564)      (4,567)
Accumulated (deficit)                                             (5,173)      (5,173)
Accumulated (deficit) during development stage                  (262,450)    (237,793)
                                                               ---------    ---------

         Total shareholders' (deficit)                           (52,697)     (29,043)
                                                               ---------    ---------

         Total liabilities and shareholders' (deficit)         $   6,311    $   6,802
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                Period
                                                                               July 1,
                                                                                 2002
                                                                               (Date of
                                                                             Commencement
                                                  For the        For the    of Development
                                                 Year Ended     Year Ended    Stage) to
                                                 June 30,       June 30,      June 30,
                                                    2008           2007          2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                 10,930          8,210         35,250
     Legal fees                                      12,380          7,325         46,018
     Shareholder expense                              2,845         11,883         18,580
     Other general and administrative expense        19,037         12,298         36,551
                                                -----------    -----------    -----------
       Total operating expenses                      45,192         39,716        136,399
                                                -----------    -----------    -----------

Net (loss) from operations                          (45,192)       (39,716)      (136,399)
                                                -----------    -----------    -----------

Other income (expense)
     Other income                                    25,000             --         25,000
     Amortized loan fee (expense)                    (1,003)          (433)        (1,435)
     Interest (expense)                              (3,462)          (547)        (4,009)
                                                -----------    -----------    -----------
       Total other income (expense)                  20,535           (980)        19,556
                                                -----------    -----------    -----------

Net income (loss) from continuing operations        (24,657)       (40,696)      (116,843)
                                                -----------    -----------    -----------

Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --        (76,803)      (121,232)
                                                -----------    -----------    -----------

Net income (loss)                               $   (24,657)   $  (117,499)   $  (238,075)
                                                ===========    ===========    ===========


Net income (loss) per common share              $     (0.01)   $     (0.12)
                                                -----------    -----------


Weighted average number of
     common shares outstanding                    1,708,123        984,484
                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Related                                      Accumulated
                                                               Party                                          (Deficit)
                                                 Additional   Deferred                                         During       Total
                                Common Stock       pd-in        Loan      Treasury Stock       Accumulated Development Stockholders'
                              Shares     Amount   Capital       Fee      Shares      Amount     (Deficit)     Stage      (Deficit)
                             -------  ---------- ----------  ----------  --------  ----------  ----------  ----------  ----------
Balance at June 30, 2006     429,131      65,613         --          --        --          --      (5,173)    (95,919)    (35,479)

Return of stock to
   Treasury                       --          --         --          --    (4,167)    (25,000)         --          --     (25,000)

Debt relief from Asset            --          --    148,502          --        --          --          --          --     148,502
   Purchase Agreement

Issuance for loan fee      1,283,014          --      5,000          --        --          --          --          --       5,000

Deferred loan fee                 --          --         --      (5,000)       --          --          --          --      (5,000)

Amortization of loan fee          --          --         --         433        --          --          --          --         433

Retirement of Treasury
   Shares                      (4,167)         -        (625          --     4,167      25,000          --     (24,375)         --

Fraction shares issued
   as a result of reverse
   stock-split                   145          --         --          --        --          --          --          --          --


Net loss                          --          --         --          --        --          --          --    (117,499)   (117,499)

Balance at June 30, 2007   1,708,123      65,613    152,877      (4,567)       --          --      (5,173)   (237,793)    (29,043)
                           =========  ========== ==========  ==========  ========  ==========  ==========  ==========  ==========

Amortization of loan fee          --          --         --       1,003        --          --          --          --       1,003

Net loss                          --          --         --          --        --          --          --     (24,657)    (24,657)
                             -------  ---------- ----------  ----------  --------  ----------  ----------  ----------  ----------
Balance at June 30, 2008   1,708,123      65,613    152,877      (3,564)       --          --      (5,173)   (262,450)    (52,697)
                           =========  ========== ==========  ==========  ========  ==========  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                           Period
                                                                                           July 1,
                                                                                            2002
                                                                                         (Date of
                                                                                        Commencement
                                                                For the      For the   of Development
                                                              Year Ended   Year Ended    Stage) to
                                                               June 30,     June 30,      June 30,
                                                                  2008        2007          2008
                                                               ----------   ---------  --------------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $ (24,657)   $(117,499)   $(235,841)
        Less: Net (loss) discontinued operations                      --      (76,803)    (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (24,657)     (40,696)    (114,609)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                         1,003          433        1,436
        Prepaid expenses                                            (395)          --         (395)
        Accounts payable                                            (298)      (2,855)     (18,251)
        Accrued expenses                                           3,461          547        4,008
                                                               ---------    ---------    ---------
    Net cash (used) in operating activities
         by continuing operations                                (20,886)     (42,571)    (127,811)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                                   --       16,670       85,936
        Proceeds from shareholder loans                           20,000       35,000       55,000
                                                               ---------    ---------    ---------
           Net cash provided from financing activities            20,000       51,670      143,360
                                                               ---------    ---------    ---------

    Net cash (used) in activities of continuing operations          (886)       9,099       15,549
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                       --       (5,277)     (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                        --       (5,277)     (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) IN CASH                                              (886)       3,822        2,936
CASH, BEGINNING OF THE PERIOD                                      6,802        2,980        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $   5,916    $   6,802    $   5,916
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $      --    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $      --    $(549,183)   $(549,183)
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2008
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------

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

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

     On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP"). The FSP amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

     The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

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

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the year ended June 30, 2008 the principal balance on the note was $55,000 with available credit of $195,000.

Note 4 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred assets and liabilities are as follows:

                                                          2008       2007
                                                        --------   --------
     Deferred tax assets:
       Net operating loss carryforwards                 $241,441   $217,290
       Valuation allowance for deferred tax assets      $241,441   $217,290
                                                        --------   --------
              Net deferred tax assets                   $     --   $     --
                                                        ========   ========

     The reconciliation of income tax benefit computed at the federal tax rate of 39.63% is as follows:

                                                           2008       2007
                                                          -------   -------
     Tax benefit at statutory rate                        $95,683   $86,112
       Valuation allowance adjustment                     $95,683   $86,112
                                                          -------   -------
              Income tax benefit                          $    --   $    --
                                                          =======   =======

     A summary of the valuation allowance is as follows:

                                                             2008     2007
                                                           -------  -------
     Balance at beginning of year                          $86,112  $18,702
        Additional for year                                $ 9,571  $67,410
                                                           -------  -------
     Balance at end of year                                $95,683  $86,112
                                                           =======  =======

     The Company has the following tax carry forwards at June 30, 2008:

            Year                Amount         Expiration Date
            ----                ------         ---------------
     Net operating loss
          June 30, 2002      $    5,173          June 30, 2022
          June 30, 2003           1,216          June 30, 2023
          June 30, 2004           1,252          June 30, 2024
          June 30, 2005          12,988          June 30, 2025
          June 30, 2006          80,463          June 30, 2026
          June 30, 2007         116,198          June 30, 2027
          June 30, 2008          24,151          June 30, 2028
                             ----------
                  Total        $241,441

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

Note 5 - COMMITMENTS AND CONTINGENCIES

    The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). As of January 2007, and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.