Form 10-Q
period 2008-09-30
BIRCH BRANCH INC
filed 2008-11-07
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                                       or

          [_] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [  ]                  Accelerated filer [  ]
     Non-accelerated filer   [  ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 7, 2008 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Balance Sheets
           September 30, 2008 (unaudited) and June 30, 2008                    2

           Condensed Statements of Operations Three
           Months Ended September 30, 2008 and 2007 and
           from July 1, 2002 (date of inception)
           through September 30, 2008 (unaudited)                              3

           Condensed Statements of Cash Flows Three
           Months Ended September 30, 2008 and 2007 and
           from July 1, 2002 (date of inception)
           through September 30, 2008 (unaudited)                              4

           Notes to Condensed Financial Statements (unaudited)                 5

Item 2.  Management's Discussion and Analysis or Plan of Operation             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            8

Item 4T. Controls and Procedures                                               8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits                                                              9

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                             September 30,   June 30,
                                                                 2008          2008
                                                               ---------    ---------
                                                              (unaudited)   (audited)
ASSETS
Current assets:
        Cash                                                   $   5,447    $   5,916
        Prepaid Expenses                                             395          395
                                                               ---------    ---------

           Total current assets                                    5,842        6,311
                                                               ---------    ---------

        Total assets                                           $   5,842    $   6,311
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                  $     768    $      --
        Accrued expense                                            4,997        4,008
        Note payables                                             62,500       55,000
                                                               ---------    ---------

          Total current liabilities                               68,265       59,008
                                                               ---------    ---------

SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                        --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                              65,613       65,613
Additional paid in capital                                       152,877      152,877
Deferred loan fee, net of amortization                            (3,312)      (3,564)
Accumulated (deficit)                                             (5,173)      (5,173)
Accumulated (deficit) during development stage                  (272,428)    (262,450)
                                                               ---------    ---------

         Total shareholders' (deficit)                           (62,423)     (52,697)
                                                               ---------    ---------

         Total liabilities and shareholders' (deficit)         $   5,842    $   6,311
                                                               =========    =========


   The accompanying notes are an integral part of these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                Period
                                                                               July 1,
                                                                                 2002
                                                                               (Date of
                                                                             Commencement
                                                  For the        For the          of
                                                   Three          Three      Development
                                                   Months         Months        Stage)
                                                   Ended          Ended           to
                                               September 30,  September 30,  September 30,
                                                   2008           2007           2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  3,650          5,030         38,900
     Legal fees                                         368             --         46,386
     Shareholder expense                                220            180         18,800
     Other general and administrative expense         4,500          5,529         41,051
                                                -----------    -----------    -----------
       Total operating expenses                       8,738         10,739        145,137
                                                -----------    -----------    -----------

Net (loss) from operations                           (8,738)       (10,739)      (145,137)
                                                -----------    -----------    -----------

Other income (expense)
     Other income                                        --             --         25,000
     Amortized loan fee (expense)                      (252)          (252)        (1,687)
     Interest (expense)                                (988)          (890)        (4,997)
                                                -----------    -----------    -----------
       Total other income (expense)                  (1,240)        (1,142)        18,316
                                                -----------    -----------    -----------

Net income (loss) from continuing operations         (9,978)       (11,881)      (126,821)
                                                -----------    -----------    -----------

Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --             --       (121,232)
                                                -----------    -----------    -----------

Net income (loss)                               $    (9,978)   $   (11,881)   $  (248,053)
                                                ===========    ===========    ===========


Net income (loss) per common share              $     (0.01)   $     (0.01)
                                                -----------    -----------


Weighted average number of
     common shares outstanding                    1,708,123      1,708,123
                                                ===========    ===========


    The accompanying notes are an integral part of these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                  Period
                                                                                                  July 1,
                                                                                                   2002
                                                                                                 (Date of
                                                                                               Commencement
                                                                  For the         For the            of
                                                                   Three           Three        Development
                                                                   Months          Months          Stage)
                                                                   Ended           Ended             to
                                                               September 30,   September 30,    September 30,
                                                                   2008            2007             2008
                                                               ------------    -------------    -------------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $     (9,978)   $     (11,881)   $    (272,428)
        Less: Net (loss) discontinued operations                         --               --         (121,232)
                                                               ------------    -------------    -------------
    Net (loss) from continuing operations                            (9,978)         (11,881)        (151,196)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                              252              252            1,688
        Prepaid expenses                                                 --               --             (395)
        Accounts payable                                                768            5,232            9,126
        Accrued expenses                                                989              890            4,997
                                                               ------------    -------------    -------------
    Net cash (used) in operating activities
         by continuing operations                                    (7,969)          (5,507)        (135,780)
                                                               ------------    -------------    -------------

Cash flow from financing activities:
        Additional paid-in capital                                       --               --            2,424
        Advances from related party                                      --               --           85,936
        Proceeds from shareholder loans                               7,500               --           62,500
                                                               ------------    -------------    -------------
           Net cash provided from financing activities                7,500               --          150,860
                                                               ------------    -------------    -------------

    Net cash (used) in activities of continuing operations             (469)          (5,507)          15,080
                                                               ------------    -------------    -------------

Cash flow from (used in):
        Discontinued operations                                          --               --          (12,613)
                                                               ------------    -------------    -------------
    Net cash (used in) discontinued operations                           --               --          (12,613)
                                                               ------------    -------------    -------------

NET (DECREASE) IN CASH                                                 (469)          (5,507)           2,467
CASH, BEGINNING OF THE PERIOD                                         5,916            6,802            2,980
                                                               ------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $      5,447    $       1,295    $       5,447
                                                               ============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $         --    $          --    $     406,945
                                                               ------------    -------------    -------------
    Exchange of real estate for note payable and other
        liabilities                                            $         --    $          --    $    (549,183)
                                                               ------------    -------------    -------------

SUPPLEMENTAL CASH FLOW
    For the period ended September 30, 2008
        Cash paid for interest                                 $         --    $          --    $          --
                                                               ------------    -------------    -------------
        Cash paid for income taxes                             $         --    $          --    $          --
                                                               ------------    -------------    -------------


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

Summary of Accounting Basis of Presentation
-------------------------------------------

     The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2008, filed on Form 10-KSB on September 26, 2008.

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

     In view of these matters, the Company will need to continue to be dependent on its officer and directors in order to meet its liquidity needs during the next fiscal year. There is no assurance that the Company's officer and directors will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - SHAREHOLDERS'S (DEFICIT)

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

NOTE 3 - DUE TO SHAREHOLDERS

     On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the year ended September 30, 2008 the principal balance on the note was $62,500 with available credit of $187,500.

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended June 30, 2008, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

     Revenue.   No operating revenues were generated during the three months ended September 30, 2008 and September 30, 2007.

     Operating Expenses.   Total operating expenses were $8,738 and $10,739,
respectively for the quarter ended September 30, 2008 and for the quarter ended September 30, 2007. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

     As of September 30, 2008, the Company had $5,447in cash or cash equivalents and a working capital deficit of $62,423.

     On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2008, $62,500 was borrowed under this agreement with $4,997 of interest accrued.

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

     Off-Balance Sheet Items

     We have no off-balance sheet items as of September 30, 2008.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T - CONTROLS AND PROCEDURES

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

    As of September 30, 2008, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this quarterly report.

    There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

   Exhibit No     Description
   ----------     -------------------------------------------------------
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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

                                    BIRCH BRANCH, INC.




                                    By   /s/ Earnest Mathis, Jr.
                                         -----------------------
                                         Earnest Mathis, Jr.
                                         Chief Executive Officer,


                                    By   /s/ Robert Lazzeri
                                         -----------------------
                                         Robert Lazzeri
                                         Chief Financial Officer
                                        (Principal Accounting Officer),