Form 10-Q
period 2008-12-31
BIRCH BRANCH INC
filed 2009-02-09
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

     Large accelerated filer [_]                Accelerated filer [_]
     Non-accelerated filer   [_]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 9, 2009 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets December 31, 2008 (unaudited) and
         June 30, 2008                                                      2

         Condensed Statements of Operations Three Months Ended
         December 31, 2008 and 2007 and Six Months Ended December 31,
         2008 and 2007 and from July 1, 2002 (date of inception)
         through December 31, 2008 (unaudited)                              3

         Condensed Statements of Cash Flows Six Months Ended December
         31, 2008 and 2007 and from July 1, 2002 (date of inception)
         through December 31, 2008 (unaudited)                              4

         Notes to Condensed Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis or Plan of Operation          7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         8

Item 4T. Controls and Procedures                                            8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits                                                           9

Part I FINANCIAL INFORMATION


Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                              December 31,   June 30,
                                                                  2008         2008
                                                               ---------    ---------
                                                              (unaudited)   (audited)
ASSETS
Current assets:
        Cash                                                   $   3,908    $   5,916
        Prepaid Expenses                                             395          395
                                                               ---------    ---------

           Total current assets                                    4,303        6,311
                                                               ---------    ---------

        Total assets                                           $   4,303    $   6,311
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                  $      --    $      --
        Accrued expense                                            6,195        4,008
        Note payables                                             70,000       55,000
                                                               ---------    ---------

          Total current liabilities                               76,195       59,008
                                                               ---------    ---------

SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                        --           --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                              65,613       65,613
Additional paid in capital                                       152,877      152,877
Deferred loan fee, net of amortization                            (3,060)      (3,564)
Accumulated (deficit)                                             (5,173)      (5,173)
Accumulated (deficit) during development stage                  (282,149)    (262,450)
                                                               ---------    ---------

         Total shareholders' (deficit)                           (71,892)     (52,697)
                                                               ---------    ---------

         Total liabilities and shareholders' (deficit)         $   4,303    $   6,311
                                                               =========    =========

              The accompanying notes are an integral part of these
                             financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                              Period
                                                                                                              July 1,
                                                                                                                2002
                                                                                                              (Date of
                                                  For the        For the        For the        For the      Commencement
                                                   Three          Three           Six            Six             of
                                                  Months         Months         Months         Months       Development
                                                   Ended          Ended          Ended          Ended        Stage) to
                                                December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2008           2007           2008           2007           2008
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,800          2,300          5,450          7,330         40,700
     Legal fees                                          --          1,632            368          1,632         46,386
     Shareholder expense                              1,341          1,553          1,561          1,733         20,141
     Other general and administrative expense         5,130          4,508          9,630         10,038         46,181
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                       8,271          9,993         17,009         20,733        153,408
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (8,271)        (9,993)       (17,009)       (20,733)      (153,408)
                                                -----------    -----------    -----------    -----------    -----------

Other income (expense)
     Other income                                        --             --             --             --         25,000
     Amortized loan fee (expense)                      (252)          (252)          (504)          (504)        (1,939)
     Interest (expense)                              (1,198)          (608)        (2,186)        (1,498)        (6,195)
                                                -----------    -----------    -----------    -----------    -----------
       Total other income (expense)                  (1,450)          (860)        (2,690)        (2,002)        16,866
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss) from continuing operations         (9,721)       (10,853)       (19,699)       (22,735)      (136,542)
                                                -----------    -----------    -----------    -----------    -----------

Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --             --             --             --       (121,232)
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss)                               $    (9,721)   $   (10,853)   $   (19,699)   $   (22,735)   $  (257,774)
                                                ===========    ===========    ===========    ===========    ===========


Net income (loss) per common share              $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                                -----------    -----------    -----------    -----------


Weighted average number of
     common shares outstanding                    1,708,123      1,708,123      1,708,123      1,708,123
                                                ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                               Period
                                                                                               July 1,
                                                                                                 2002
                                                                                               (Date of
                                                                 For the        For the      Commencement
                                                                   Six            Six             of
                                                                 Months         Months       Development
                                                                  Ended          Ended        Stage) to
                                                               December 31,   December 31,   December 31,
                                                                  2008           2007           2008
                                                               -----------    -----------    -----------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $   (19,699)   $   (22,735)   $  (282,149)
        Less: Net (loss) discontinued operations                        --             --       (121,232)
                                                               -----------    -----------    -----------
    Net (loss) from continuing operations                          (19,699)       (22,735)      (160,917)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                             504            504          1,940
        Prepaid expenses                                                --             --           (395)
        Accounts payable                                                --            377          8,358
        Accrued expenses                                             2,187          1,498          6,195
                                                               -----------    -----------    -----------
    Net cash (used) in operating activities
         by continuing operations                                  (17,008)       (20,356)      (144,819)
                                                               -----------    -----------    -----------

Cash flow from financing activities:
        Additional paid-in capital                                      --             --          2,424
        Advances from related party                                     --             --         85,936
        Proceeds from shareholder loans                             15,000         20,000         70,000
                                                               -----------    -----------    -----------
           Net cash provided from financing activities              15,000         20,000        158,360
                                                               -----------    -----------    -----------

    Net cash (used) in activities of continuing operations          (2,008)          (356)        13,541
                                                               -----------    -----------    -----------

Cash flow from (used in):
        Discontinued operations                                         --             --        (12,613)
                                                               -----------    -----------    -----------
    Net cash (used in) discontinued operations                          --             --        (12,613)
                                                               -----------    -----------    -----------

NET (DECREASE) IN CASH                                              (2,008)          (356)           928
CASH, BEGINNING OF THE PERIOD                                        5,916          6,802          2,980
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $     3,908    $     6,446    $     3,908
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $        --    $        --    $   406,945
                                                               -----------    -----------    -----------
    Exchange of real estate for note payable and other
        liabilities                                            $        --    $        --    $  (549,183)
                                                               -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2008
        Cash paid for interest                                 $        --    $        --    $        --
                                                               -----------    -----------    -----------
        Cash paid for income taxes                             $        --    $        --    $        --
                                                               -----------    -----------    -----------


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

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

     BIRCH BRANCH, INC. ("the Company") was incorporated in State of Colorado on September 29, 1989. The Company was formed to pursue real estate development in Nebraska, and has completed construction on a Studio/private museum/bed and breakfast rental facility. There were four additional lots included in this development, which were being held as investments for potential future development or sale.

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

NOTE 3 - DUE TO SHAREHOLDERS

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of the six months ended December 31, 2008 the principal balance on the note was $70,000 with available credit of $180,000.

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

Results of Operations

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007

    Revenue. No operating revenues were generated during the three months ended December 31, 2008 and December 31, 2007.

    Operating Expenses. Total operating expenses were $8,271 and $9,993, respectively for the quarter ended December 31, 2008 and for the quarter ended December 31, 2007. Operating expenses consist of professional, management and filing fees.

For the six months ended December 31, 2008 compared to the six months ended December 31, 2007

    Revenue. No operating revenues were generated during the six months ended December 31, 2008 and December 31, 2007.

    Operating Expenses. Total operating expenses were $17,009 and $20,733, respectively for the six months ended December 31, 2008 and for the six months ended December 31, 2007. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of December 31, 2008, the Company had $3,908 in cash or cash equivalents and a working capital deficit of $71,892.

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of December 31, 2008, $70,000 was borrowed under this agreement with $6,195 of interest accrued.

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

Off-Balance Sheet Items

    We have no off-balance sheet items as of December 31, 2008.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A smaller reporting company is not required to provide the information required by this Item.

Item 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

    There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2009.

                                       BIRCH BRANCH, INC.




                                       By  /s/ Earnest Mathis, Jr.
                                           -----------------------
                                           Earnest Mathis, Jr.
                                           Chief Executive Officer,


                                       By  /s/ Robert Lazzeri
                                           ------------------
                                           Robert Lazzeri
                                           Chief Financial Officer
                                          (Principal Accounting Officer),