Form 10-Q
period 2009-03-31
BIRCH BRANCH INC
filed 2009-05-15
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                       Commission file number: 333-126654

                               BIRCH BRANCH, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2009 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets March 31, 2009 (unaudited) and
         June 30, 2008                                                         2

         Condensed Statements of Operations Three Months Ended March
         31, 2009 and 2008 and Nine Months Ended March 31, 2009 and
         2008 and from July 1, 2002 (date of inception) through March
         31, 2009 (unaudited)                                                  3

         Condensed Statements of Cash Flows Nine Months Ended March
         31, 2009 and 2008 and from July 1, 2002 (date of inception)
         through March 31, 2009 (unaudited)                                    4

         Notes to Condensed Financial Statements (unaudited)                   5

Item 2.  Management's Discussion and Analysis or Plan of Operation             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4T. Controls and Procedures                                               9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10


Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                March 31,      June 30,
                                                                  2009           2008
                                                               -----------    -----------
                                                               (unaudited)     (audited)
                                     ASSETS
Current assets:
        Cash                                                   $       192    $     5,916
        Prepaid Expenses                                                --            395
                                                               -----------    -----------

           Total current assets                                        192          6,311
                                                               -----------    -----------

        Total assets                                           $       192    $     6,311
                                                               ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable and accrued expenses                  $     3,161    $        --
        Accrued expense - related party                              7,404          4,008
        Note payables - related party                               70,000         55,000
                                                               -----------    -----------

          Total current liabilities                                 80,565         59,008
                                                               -----------    -----------

SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
    none issued or outstanding                                          --             --
Common stock, authorized 500,000,000 shares, no par value,
    1,708,123 issued and outstanding                                65,613         65,613
Additional paid in capital                                         152,877        152,877
Deferred loan fee, net of amortization                              (2,814)        (3,564)
Accumulated (deficit)                                               (5,173)        (5,173)
Accumulated (deficit) during development stage                    (290,876)      (262,450)
                                                               -----------    -----------

         Total shareholders' (deficit)                             (80,373)       (52,697)
                                                               -----------    -----------

         Total liabilities and shareholders' (deficit)         $       192    $     6,311
                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.




                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                               Period
                                                                                                              July 1,
                                                                                                                2002
                                                                                                              (Date of
                                                  For the       For the        For the        For the       Commencement
                                                   Three         Three           Nine           Nine             of
                                                   Months        Months         Months         Months       Development
                                                    Ended         Ended          Ended          Ended        Stage) to
                                                  March 31,     March 31,      March 31,      March 31,      March 31,
                                                    2009          2008           2009           2008            2009
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,800          1,800          7,250          9,130         42,500
     Legal fees                                         245          7,935            612          9,567         46,631
     Shareholder expense                                627            561          2,189          2,294         20,768
     Other general and administrative expense         4,600          4,500         14,229         14,538         50,781
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                       7,272         14,796         24,280         35,529        160,680
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (7,272)       (14,796)       (24,280)       (35,529)      (160,680)
                                                -----------    -----------    -----------    -----------    -----------

Other income (expense)
     Other income                                        --         25,000             --         25,000         25,000
     Amortized loan fee (expense)                      (247)          (249)          (751)          (753)        (2,186)
     Interest (expense)                              (1,208)        (1,004)        (3,395)        (2,502)        (7,403)
                                                -----------    -----------    -----------    -----------    -----------
       Total other income (expense)                  (1,455)        23,747         (4,146)        21,745         15,411
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss) from continuing operations         (8,727)         8,951        (28,426)       (13,784)      (145,269)
                                                -----------    -----------    -----------    -----------    -----------
Discontinued operations:
     (Loss) from discontinued operations
       (including loss on disposal in
       2006 of $52,017)                                  --             --             --             --       (121,232)
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss)                               $    (8,727)   $     8,951    $   (28,426)   $   (13,784)   $  (266,501)
                                                ===========    ===========    ===========    ===========    ===========


Net income (loss) per common share              $     (0.01)   $      0.01    $     (0.02)   $     (0.01)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,708,123      1,708,123      1,708,123      1,708,123
                                                ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                               BIRCH BRANCH, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Period
                                                                                           July 1,
                                                                                             2002
                                                                                           (Date of
                                                                For the      For the     Commencement
                                                                  Nine         Nine           of
                                                                 Months       Months     Development
                                                                  Ended        Ended      Stage) to
                                                                March 31,    March 31,    March 31,
                                                                  2009         2008          2009
                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Operating activities from continuing operations
        Net (loss)                                             $ (28,426)   $ (13,784)   $(290,876)
        Less: Net (loss) discontinued operations                      --           --     (121,232)
                                                               ---------    ---------    ---------
    Net (loss) from continuing operations                        (28,426)     (13,784)    (169,644)

    Changes in assets and liabilities continuing operations:
        Amortized loan fee                                           750          753        2,186
        Prepaid expenses                                             395           --           --
        Accounts payable                                           3,161        7,809       11,519
        Accrued expenses                                           3,396        2,502        7,404
                                                               ---------    ---------    ---------
    Net cash (used in) operating activities
         by continuing operations                                (20,724)      (2,720)    (148,535)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                    --           --        2,424
        Advances from related party                                   --           --       85,936
        Proceeds from shareholder loans                           15,000       20,000       70,000
                                                               ---------    ---------    ---------
           Net cash provided by financing activities              15,000       20,000      158,360
                                                               ---------    ---------    ---------

    Net cash (used in) provided by activities
         of continuing operations                                 (5,724)      17,280        9,825
                                                               ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                       --           --      (12,613)
                                                               ---------    ---------    ---------
    Net cash (used in) discontinued operations                        --           --      (12,613)
                                                               ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                   (5,724)      17,280       (2,788)
CASH, BEGINNING OF THE PERIOD                                      5,916        6,802        2,980
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $     192    $  24,082    $     192
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Construction in progress financed by advance payable
        from related party including accrued interest          $      --    $      --    $ 406,945
                                                               ---------    ---------    ---------
    Exchange of real estate for note payable and other
        liabilities                                            $      --    $      --    $(549,183)
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2009
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------

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

NOTE 3 - DUE TO SHAREHOLDERS

    On January 23, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri") and Timothy Brasel ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company's common stock. The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement. As of March 31, 2009 the principal balance on the note was $70,000 with available credit of $180,000.

NOTE 4 - RELATED PARTY TRANSACTION

    The Company utilizes the offices of a company controlled by Earnest Mathis, Jr., Birch Branch's Chief Executive Officer and Director. The Company pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a company controlled by Mr. Mathis. We have paid $13,500 for these expenses for the nine months ended March 31, 2009.

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

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

    Revenue. No operating revenues were generated during the three months ended March 31, 2009 and March 31, 2008.

    Operating Expenses. Total operating expenses were $7,272 and $14,796, respectively for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008. Operating expenses consist of professional, management and filing fees.

    Other income (expense). Other income (expense) were $(1,455) and $23,747, respectively for the quarter ended March 31, 2009 and the quarter ended March 31, 2008. In January 2008, the Company received a $25,000 deposit in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party; therefore the $25,000 deposit was forfeited by the third party to the Company.

For the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

    Revenue. No operating revenues were generated during the nine months ended March 31, 2009 and March 31, 2008.

    Operating Expenses. Total operating expenses were $24,280 and $35,529, respectively for the nine months ended March 31, 2009 and for the nine months ended March 31, 2008. Operating expenses consist of professional, management and filing fees.

    Other income (expense). Other income (expense) were $(4,146) and $21,745, respectively for the nine months ended March 31, 2009 and for the nine months ended March 31, 2008. In January 2008, the Company received a $25,000 deposit in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party; therefore the $25,000 deposit was forfeited by the third party to the Company.

Liquidity and Capital Resources

    As of March 31, 2009, the Company had $192 in cash or cash equivalents and a working capital deficit of $80,373.

    On January 23, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2009, $70,000 was borrowed under this agreement with $7,404 of interest accrued.

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

    Off-Balance Sheet Items

    We have no off-balance sheet items as of March 31, 2009.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS


 Exhibit No    Description
 ----------    ----------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

                                          BIRCH BRANCH, INC.


                                          By   /s/ Earnest Mathis, Jr.
                                               -----------------------
                                               Earnest Mathis, Jr.
                                               Chief Executive Officer,


                                          By   /s/ Robert Lazzeri
                                               -------------------
                                               Robert Lazzeri
                                               Chief Financial Officer
                                              (Principal Accounting Officer),