Form 10-Q
period 2009-09-30
BIRCH BRANCH INC
filed 2009-11-12
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or
☐  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 333-126654

BIRCH BRANCH, INC.

 (Exact name of registrant as specified in its charter)

Colorado	84-1124170
(State of incorporation)	(I.R.S. Employer Identification Number)

2560 W. Main Street, Suite 200
Littleton, CO 80120
(Address of principal executive offices)

(303) 794-9450
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such file).
YES ☐           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒          NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2009 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets September 30, 2009 (unaudited) and December 31, 2008	2

Condensed Statements of Operations Three Months Ended September 30, 2009 and 2008 and from July 1, 2002 (date of inception) through September 30, 2009 (unaudited)	3

Condensed Statements of Cash Flows Three Months Ended September 30, 2009 and 2008 and from July 1, 2002 (date of inception) through September 30, 2009 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6	Exhibits	10

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash	$3,387	$3,868
Prepaid Expenses	395	395

Total current assets	3,782	4,263

Total assets	$3,782	$4,263

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$4,360	$87
Accounts payable - related party	10,500	6,000
Accrued expense - related party	10,129	8,753
Note payables - related party	78,000	78,000

Total current liabilities	102,989	92,840

SHAREHOLDERS’ (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
none issued or outstanding	-	-
Common stock, authorized 500,000,000 shares, no par value,
1,708,123 issued and outstanding	65,613	65,613
Additional paid in capital	152,877	152,877
Deferred loan fee, net of amortization	(2,312)	(2,564)
Accumulated (deficit)	(5,173)	(5,173)
Accumulated (deficit) during development stage	(310,212)	(299,330)

Total shareholders’ (deficit)	(99,207)	(88,577)

Total liabilities and shareholders’ (deficit)	$3,782	$4,263

The accompanying notes are an integral part of these financial statements.

BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Period July 1, 2002 (Date of Commencement of Development Stage) to September 30, 2009

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	3,900	3,650	47,700
Legal fees	250	368	47,146
Shareholder expense	604	220	22,131
General and administrative expense, related party	4,500	4,500	49,500
Other general and administrative expense	-	-	10,312
Total operating expenses	9,254	8,738	176,789

Net (loss) from operations	(9,254)	(8,738)	(176,789)

Other income (expense)
Other income	-	-	25,000
Amortized loan fee (expense)	(252)	(252)	(2,687)
Interest (expense)	(1,376)	(988)	(10,129)
Total other income (expense)	(1,628)	(1,240)	12,184

Net (loss) from continuing operations	(10,882)	(9,978)	(164,605)

Discontinued operations:
(Loss) from discontinued operations
(including loss on disposal in
2006 of $52,017)	-	-	(121,232)

Net (loss)	$(10,882)	$(9,978)	$(285,837)

Net (loss) per common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,708,123	1,708,123

The accompanying notes are an integral part of these financial statements.

 BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Period July 1, 2002 (Date of Commencement of Development Stage) to September 30, 2009
Cash flows from operating activities:
Operating activities from continuing operations
Net (loss)	$(10,882)	$(9,978)	$(285,837)
Less: Net (loss) discontinued operations	-	-	(121,232)
Net (loss) from continuing operations	(10,882)	(9,978)	(164,605)

Changes in assets and liabilities continuing operations:
Amortized loan fee	252	252	2,688
Prepaid expenses	-	-	(395)
Accounts payable	4,273	768	(11,657)
Accounts payable, related party	4,500	-	10,500
Accrued expenses	1,376	989	10,129
Net cash (used in) operating activities
by continuing operations	(481)	(7,969)	(153,340)

Cash flow from financing activities:
Additional paid-in capital	-	-	2,424
Advances from related party	-	-	85,936
Proceeds from shareholder loans	-	7,500	78,000
Net cash provided by financing activities	-	7,500	166,360

Net cash (used in) provided by activities
of continuing operations	(481)	(469)	13,020

Cash flow from (used in):
Discontinued operations	-	-	(12,613)
Net cash (used in) discontinued operations	-	-	(12,613)

NET (DECREASE) INCREASE IN CASH	(481)	(469)	407
CASH, BEGINNING OF THE PERIOD	3,868	5,916	2,980
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,387	$5,447	$3,387

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Construction in progress financed by advance payable
from related party including accrued interest	$-	$-	$406,945
Exchange of real estate for note payable and other
liabilities	$-	$-	$(549,183)

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIRCH BRANCH, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

BIRCH BRANCH, INC. (“the Company”) was incorporated in State of Colorado on September 29, 1989.  The Company was formed to pursue real estate development in Nebraska, and has completed construction on a Studio/private museum/bed and breakfast rental facility. There were four additional lots included in this development, which were being held as investments for potential future development or sale.

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

Summary of Accounting Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2009, filed on Form 10-K on September 30, 2009.

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

Development Stage Company

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company’s business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company’s business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has negative working capital, a stockholders’ deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, the Company will need to continue to be dependent on its officer and directors in order to meet its liquidity needs during the next fiscal year.  There is no assurance that the Company’s officer and directors will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern

Change in Control and Plan of Reorganization

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

On December 6, 2006 a Stock Purchase Agreement (the “Stock Purchase Agreement”) was made by and between Mathis Family Partners, Ltd., Lazzeri Family Trust and Timothy Brasel and /or assigns, collectively, they are referred to herein as the (“Investor”) and Schumacher & Associates, Inc. Money Purchase Plan & Trust, a shareholder of the Company and Michael L. Schumacher, the Company’s past President, collectively, they are referred to herein as the (“Seller”).  In the Stock Purchase Agreement, the Seller agreed to sell 254,167 fully paid and nonassessable shares of the Company’s common stock to Investor for an aggregate of $450,000 cash.  As a result of the purchase of the shares of the Company’s common stock Investor owns approximately 59.81% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

Reverse Stock Split

On June 1, 2007 the shareholders of the Company, at a special meeting, approved a 1-for-3 reverse stock split of the Company’s common stock, no par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share.  The reverse stock split was effective on June 4, 2007.

In connection with the 1-for-3 reverse stock split, all historical common shares amounts have been retroactively restated to reflect the stock split mentioned above.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on June 30, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 5, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

NOTE 2 – SHAREHOLDERS’S (DEFICIT)

On January 23, 2007, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”) and Timothy Brasel (“Brasel”), collectively, they are referred to herein as the “the Lender”, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”). In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company’s common stock.  The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.

NOTE 3 – DUE TO SHAREHOLDERS

On January 23, 2007, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”) and Timothy Brasel (“Brasel”), collectively, they are referred to herein as the “the Lender”, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”)  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note.  In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company’s common stock.  The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.  As of September 30, 2009 the principal balance on the note was $78,000 with available credit of $172,000. The note has incurred a total of $10,129 in interest with $10,129 accrued as of September 30. 2009.

NOTE 4 – RELATED PARTY TRANSACTION

Since January 2007, we utilize the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We pay $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We paid $4,500 for these expenses for the three months ended September 30, 2009.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended June 30, 2009, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenue.  No operating revenues were generated during the three months ended September 30, 2009 and September 30, 2008.

Operating Expenses.  Total operating expenses were $9,254 and $8,738, respectively for the quarter ended September 30, 2009 and for the quarter ended September 30, 2008.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $3,387 in cash or cash equivalents and a working capital deficit of $99,207.

On January 23, 2007, we entered into a Revolving Credit Agreement with the Company’s major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2009, $78,000 was borrowed under this agreement with $10,129 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2009.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II        OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2009.

BIRCH BRANCH, INC.

By    /s/ Timothy Brasel
        Timothy Brasel
President, Principal Executive Officer
and Principal Financial Officer