Form 10-Q
period 2010-03-31
BIRCH BRANCH INC
filed 2010-05-07
CIK 857872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or
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
YES  ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 7, 2010 the Company had 1,708,123 shares of its no par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets March 31, 2010 (unaudited) and June 30, 2009	2

Condensed Statements of Operations Three Months Ended March 31, 2010 and 2009 and Nine Months Ended March 31, 2010 and 2009 and from July 1, 2002 (date of inception) through March 31, 2010 (unaudited)	3

Condensed Statements of Cash Flows Nine Months Ended March 31, 2010 and 2009 and from July 1, 2002 (date of inception) through March 31, 2010 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	Exhibits	11

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash	$9,847	$3,868
Prepaid Expenses	395	395

Total current assets	10,242	4,263

Total assets	$10,242	$4,263

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$680	$87
Accounts payable - related party	7,500	6,000
Accrued expense - related party	13,419	8,753
Note payables - related party	105,000	78,000

Total current liabilities	126,599	92,840

SHAREHOLDERS’ (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, no par value,
none issued or outstanding	-	-
Common stock, authorized 500,000,000 shares, no par value,
1,708,123 issued and outstanding	65,613	65,613
Additional paid in capital	152,877	152,877
Deferred loan fee, net of amortization	(1,814)	(2,564)
Accumulated (deficit)	(5,173)	(5,173)
Accumulated (deficit) during development stage	(327,860)	(299,330)

Total shareholders’ (deficit)	(116,357)	(88,577)

Total liabilities and shareholders’ (deficit)	$10,242	$4,263

The accompanying notes are an integral part of these financial statements.

BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Nine Months ended March 31, 2010	Nine Months ended March 31, 2009	Period July 1, 2002 (Date of Commencement of Development Stage) to March 31, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,100	1,800	6,100	7,250	49,900
Legal fees	265	245	928	612	47,823
Shareholder expense	654	627	2,586	2,189	24,113
General and administrative expense, related party	4,500	4,500	13,500	13,500	58,500
Other general and administrative expense	-	100	-	729	10,312
Total operating expenses	6,519	7,272	23,114	24,280	190,648

Net (loss) from operations	(6,519)	(7,272)	(23,114)	(24,280)	(190,648)

Other income (expense)
Other income	-	-	-	-	25,000
Amortized loan fee (expense)	(247)	(247)	(750)	(751)	(3,186)
Interest (expense)	(1,538)	(1,208)	(4,666)	(3,395)	(13,419)
Total other income (expense)	(1,785)	(1,455)	(5,416)	(4,146)	8,395

Net (loss) from continuing operations	(8,304)	(8,727)	(28,530)	(28,426)	(182,253)

Discontinued operations:
(Loss) from discontinued operations
(including loss on disposal in 2006 of $52,017)	-	-	-	-	(121,232)

Net (loss)	$(8,304)	$(8,727)	$(28,530)	$(28,426)	$(303,485)

Net (loss) per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,708,123	1,708,123	1,708,123	1,708,123

The accompanying notes are an integral part of these financial statements.

 BIRCH BRANCH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended March 31, 2010	Nine Months ended March 31, 2009	Period July 1, 2002 (Date of Commencement of Development Stage) to March 31, 2010
Cash flows from operating activities:
Operating activities from continuing operations
Net (loss)	$(28,530)	$(28,426)	$(303,485)
Less: Net (loss) discontinued operations	-	-	(121,232)
Net (loss) from continuing operations	(28,530)	(28,426)	(182,253)

Changes in assets and liabilities continuing operations:
Amortized loan fee	750	750	3,186
Prepaid expenses	-	395	(395)
Accounts payable	593	161	(15,337)
Accounts payable, related party	1,500	3,000	7,500
Accrued expenses	4,666	3,396	13,419
Net cash (used in) operating activities
by continuing operations	(21,021)	(20,724)	(173,880)

Cash flow from financing activities:
Additional paid-in capital	-	-	2,424
Advances from related party	-	-	85,936
Proceeds from shareholder loans	27,000	15,000	105,000
Net cash provided by financing activities	27,000	15,000	193,360

Net cash (used in) provided by activities
of continuing operations	5,979	(5,724)	19,480

Cash flow from (used in):
Discontinued operations	-	-	(12,613)
Net cash (used in) discontinued operations	-	-	(12,613)

NET (DECREASE) INCREASE IN CASH	5,979	(5,724)	6,867
CASH, BEGINNING OF THE PERIOD	3,868	5,916	2,980
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,847	$192	$9,847

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Construction in progress financed by advance payable
from related party including accrued interest	$-	$-	$406,945
Exchange of real estate for note payable and other
liabilities	$-	$-	$(549,183)

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

NOTE 3 – DUE TO SHAREHOLDERS

On January 23, 2007, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”) and Timothy Brasel (“Brasel”), collectively, they are referred to herein as the “the Lender”, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”)  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note.  In connection with and as a loan fee for the foregoing credit facility, Mathis, Lazzeri and Brasel each received 320,754, 320,754 and 641,506 unregistered shares, respectively, of the Company’s common stock.  The Company recorded a Deferred Loan fee of $5,000 that is amortized over the 5 year term of the Revolving Credit Agreement.  As of March 31, 2010 the principal balance on the note was $105,000 with available credit of $145,000. The note has incurred a total of $13,419 in interest with $13,419 accrued as of March 31, 2010.

NOTE 4 – RELATED PARTY TRANSACTION

Since January 2007, we utilize the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We record $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We paid $13,500 for these expenses for the nine months ended March 31, 2010.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 7, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Results of Operations

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenue.  No operating revenues were generated during the three months ended March 31, 2010 and March 31, 2009.

Operating Expenses.  Total operating expenses were $6,519 and $7,272, respectively for the quarter ended March 31, 2010 and for the quarter ended March 31, 2009.  Operating expenses consist of professional, management and filing fees.

For the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

Revenue.  No operating revenues were generated during the nine months ended March 31, 2010 and March 31, 2009.

Operating Expenses.  Total operating expenses were $23,114 and $24,280, respectively for the nine months ended March 31, 2010 and for the nine months ended March 31, 2009.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of March 31, 2010, the Company had $9,847 in cash or cash equivalents and a working capital deficit of $116,357.

On January 23, 2007, we entered into a Revolving Credit Agreement with the Company’s major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2010, $105,000 was borrowed under this agreement with $13,419 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

BIRCH BRANCH, INC.

By:	/s/ Timothy Brasel
Timothy Brasel
President, Principal Executive Officer and Principal Financial Officer