Form 10-Q
period 2010-06-30
BIRCH BRANCH INC
filed 2010-08-23
CIK 857872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-126654

BIRCH BRANCH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1124170
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Province, Anyang County, Cai Cun Road Intersection, Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), China	455141
(Address of Principal Executive Offices)	(Zip Code)

+86 372 323 7890
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
32,047,222 shares of common stock are issued and outstanding as of August 20, 2010.

i

EXPLANATORY NOTE

As used in this Quarterly Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities, after giving effect to the Share Exchange (as defined below):

(i) Birch Branch, Inc., a Colorado corporation (“BRBH”), which is a publicly traded company;

(ii) Shun Cheng Holdings HongKong Limited, a company organized under the laws of Hong Kong and a wholly-owned subsidiary of BRBH (“Shun Cheng HK”);

(iii) Anyang Shuncheng Energy Technology Co., Ltd., a Chinese wholly-foreign owned enterprise subsidiary of Shun Cheng HK (“Anyang WFOE”);

(iv) Henan Shuncheng Group Coal Coke Co., Ltd., a Chinese variable interest entity that Anyang WFOE controls through certain contractual arrangements (“SC Coke”); and

(v) Henan Shuncheng Group Longdu Trade Co., Ltd., a Chinese company which is 86% owned by SC Coke (“Longdu”).  Wang Xinshun, our Chairman of the Board of Directors and the sole director and holder of a 60% interest in SC Coke, also owns a 5% interest in Longdu.

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.  The Company maintains its books and accounting records in Renminbi.  Unless otherwise stated, the translations of RMB into U.S. Dollars have been made at the rate of exchange of $1.00 to RMB 6.8348, the approximate average exchange rate for the six months ended June 30, 2010.  We make no representation that the RMB or U.S. Dollar amounts referred to in this Quarterly Report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “GAAP” unless otherwise indicated refers to United States generally accepted accounting principles.

When used herein to describe SC Coke’s current products, “coke” refers to metallurgical coke unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Birch Branch, Inc.
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)
(unaudited)

	Note	6/30/2010	12/31/2009

Assets
Current assets:
Cash	2D	$6,295,178	$5,749,945
Restricted cash	2E	64,771,024	52,404,530
Bank notes receivable	2F	7,408,689	4,658,384
Trade receivables	2G, 3	25,238,022	11,342,082
Other receivables		14,405,374	-
Related party receivable	13	36,278	-
Inventories	2H,4	34,704,642	32,426,320
Advances to Suppliers and Prepayments	5	60,051,807	67,797,396
Total current assets		212,911,014	174,378,657

Deposits for construction projects		19,063,718	9,578,896
Plant and equipment, net	2I,6	78,250,164	65,386,090
Long-term investments	2J, 7	19,715,369	15,420,649
Total non-current assets		117,029,251	90,385,635

Total assets		$329,940,265	$264,764,292

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	8	$79,458,332	$59,234,774
Accounts payable		47,962,168	23,211,187
Accrued liabilities		89,085	438,928
Taxes payable		10,481,603	8,390,646
Loans	9	33,193,314	67,299,038
Other payable	10	18,097,774	10,254,272
Capital lease obligation, current portion	15	1,362,427	989,829
Customer deposits		13,772,337	7,829,089
Total current liabilities		204,417,040	177,647,763

Notes payable to related parties	11	71,308,488	35,635,066
Forgivable loans	12	5,192,184	5,192,184
Capital lease obligation, non-current portion	15	4,491,254	5,163,274
Total non-current liabilities		80,991,926	45,990,524

Total liabilities		$285,408,966	$223,638,287

Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, no par value, 0 shares issued and outstanding		$-	$-
Common stock, 500,000,000 shares authorized, no par value, 32,047,222 shares issued and outstanding		-	-
Additional paid in capital		8,127,560	6,395,907
Statutory reserve		234,683	234,683
Retained earnings		33,945,520	31,426,894
Accumulated other comprehensive income		1,798,051	2,595,677
Non-controlling interest		425,485	472,844
Total stockholders’ equity		44,531,299	41,126,005

Total liabilities and equity		$329,940,265	$264,764,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the three and six months ended June 30, 2010 and 2009
(unaudited)

		Three months ended		Six months ended
	Note	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Revenues	2P	$74,640,647	$50,974,475	$139,057,967	$77,370,512
Cost of revenues		69,310,348	46,058,684	128,753,949	70,900,979
Gross profit		5,330,299	4,915,791	10,304,018	6,469,533

Operating expenses:
Sales and marketing	2R	952,614	1,189,336	1,815,988	1,986,254
General and administrative		1,383,150	914,540	3,111,609	2,192,868
Total operating expenses		2,335,764	2,103,876	4,927,597	4,179,122

Income from operations		2,994,535	2,811,915	5,376,421	2,290,411

Other income (expense):
Interest income		189,671	222,941	501,406	449,307
Interest expense		(1,397,706)	(374,309)	(2,633,454)	(957,273)
Other income		142,691	113,741	246,685	95,457
Other expense		-	-	-	(50,693)
Gain on investment		-	2,600,270	-	2,600,270

Total other income (expense)		(1,065,344)	2,562,643	(1,885,363)	2,137,068

Income before provision for income taxes	2S, 14	1,929,191	5,374,558	3,491,058	4,427,479

Provision for income taxes		517,652	1,438,106	1,019,791	1,201,336

Net income		$1,411,539	$3,936,452	$2,471,267	$3,226,143

Net income attributable to:
- Common stockholders		$1,396,362	$3,903,378	$2,518,626	$3,210,143
- Non-controlling interest		$15,172	$33,074	$(47,359)	$16,000

Earnings per share
- Basic		$0.04	$0.12	$0.08	$0.10
- Diluted		$0.04	$0.12	$0.08	$0.10

Weighted average shares outstanding
- Basic		32,047,222	32,047,222	32,047,222	32,047,222
- Diluted		32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Equity
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
(unaudited)

							Accumulated
			Additional			Non-	Other
	Shares		Paid-in	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Amount	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2009	1,708,123	$-	$-	$-	$-	$-	$-	$-
Share Exchange	30,233,750	-	6,395,907	234,683	15,681,231	368,832	2,429,705	25,110,358
Cancellation of Shares	(435,123)	-	-	-	-	-	-	-
Net income	-	-	-	-	15,849,675	-	-	15,849,675
Apportionment of net income to non-controlling interest	-	-	-	-	(104,012)	104,012	-	-
Currency translation adjustment	-	-	-	-	-	-	165,972	165,972
Balance at December 31, 2009	31,506,750	$-	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005

Balance at January 1, 2010	31,506,750	$-	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share Compensation (see Note 17)	540,472	-	567,496	-	-	-	-	567,496
Capital Contribution	-	-	1,164,157	-	-	-	-	1,164,157
Apportionment of loss to non-controlling interest	-	-	-	-	47,359	(47,359)	-	-
Net income	-	-	-	-	2,471,267	-	-	2,471,267
Currency translation adjustment	-	-	-	-	-	-	(797,627)	(797,627)
Balance at June 30, 2010	32,047,222	$-	$8,127,560	$234,683	$33,945,520	$425,485	$1,798,050	$44,531,298

	Six Months Ended
	6/30/2010	6/30/2009
Comprehensive Income
Net Income	$2,471,267	$3,226,143
Other Comprehensive Income
Foreign Currency Translation Adjustment	(797,627)	130,004
Total Comprehensive Income	$1,673,640	$3,356,147

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(unaudited)

	6/30/2010	6/30/2009
Cash flows from operating activities:
Net income	$2,471,267	$3,226,143
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation	567,496	-
Depreciation and amortization	2,903,528	2,056,335
Change in assets and liabilities:
Notes and trade receivables and customer deposits	(10,702,997)	5,588
Inventories	(2,278,322)	(2,680,752)
Prepayments and other current assets	(6,696,063)	(1,906,714)
Notes and accounts payable	44,974,539	(9,370,881)
Other payables and current liabilities	9,584,616	(1,531,726)
Net cash provided by (used in) operating activities	40,824,064	(10,202,007)

Cash flows from investing activities:
Deposits in bank accounts as restricted cash	(12,366,494)	-
Purchase of long-term investment in equities	(4,294,720)	(15,959)
Acquisitions of property, plant and equipment	(15,767,602)	(1,211,393)
Deposits for capital expenditures	(9,484,822)	(4,712,741)
Net cash used in investing activities	(41,913,638)	(5,940,093)

Cash flows from financing activities:
Owners’ capital contribution	1,164,157	-
Proceeds from borrowings from bank and others	27,318,458	76,009,842
Repayment of borrowings of bank and others	(25,750,759)	(26,685,325)
Repayment of capital lease obligation	(299,422)	-
Net cash provided by (used in) financing activities	2,432,434	49,324,517

Net increase in cash	1,342,860	33,182,417

Effect of exchange rate changes	(797,627)	130,004

Cash at beginning of the period	5,749,945	26,873,633

Cash at end of the period	$6,295,178	$60,186,054

Supplemental disclosure of cash flow information:
Interest received	$501,406	$449,307
Interest paid	2,633,454	957,273
Income taxes paid	2,855,836	1,287,863

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

1.           The Company and its Principal Business Activities

A.   Organizational History

I.            Ultimate Holding Company

a.)          Birch Branch, Inc. (“BRBH”) was incorporated in the State of Colorado on September 29, 1989.  BRBH was originally formed to pursue real estate development projects.  Effective December 6, 2006, BRBH ceased pursuit of real estate development projects and any business operations. Unless the context requires or is otherwise indicated, the term the “Company” includes BRBH and the following entities, after giving effect to the Share Exchange (as defined herein):

II.           Intermediary Holding Companies

a.)  Shun Cheng Holdings HongKong Limited (“Shun Cheng HK”) is an investment holding company that was incorporated in Hong Kong on December 18, 2009.

Shun Cheng HK does not have any operations.  Its sole purpose is to act as an intermediary holding company.

b.)  On March 17, 2010, under the laws of the Henan Province, in the People’s Republic of China (“PRC”), Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”) was incorporated as a wholly-foreign owned entity.  Anyang WFOE is wholly-owned by Shun Cheng HK.

Anyang WFOE does not conduct operations.  All operations are conducted through the operating entities described below via a variable interest entity agreement detailed below.

III.          Operating Entities

Pursuant to the VIE agreement described below, the Company's operations are conducted through the operating entities described below (the "operating entities") in the PRC:

a.)  Henan Shuncheng Group Coal Coke Co., Ltd. (“SC Coke”) is a limited liability company organized in the PRC on August 27, 1997 as Anyang ShunCheng Washing Co., Ltd.  In February 2005, the name was changed to Coal Coking Co., Ltd.  In August 2007, the name was changed to the current name of Henan Shuncheng Group Coal Coke Co., Ltd.  SC Coke has three shareholders: Wang Xinshun, Wang Xinming and Cheng Junsheng (collectively, the “SC Coke Shareholders”) owning 60%, 20% and 20% interests, respectively.

SC Coke is located in the Henan Province coal chemical industry cluster area in Anyang County, about 40 kilometers (approximately 25 miles) to the northwest of Anyang City.  SC Coke is principally engaged in the processing of coal into coke, and related byproducts of cleaned coal, tar, crude benzene, and ammonium sulfate.

b.)  Henan Shuncheng Group Longdu Trade Co., Ltd. (“Longdu”) is a limited liability company organized in the PRC on May 25, 2004.  SC Coke holds an 86% interest in Longdu.  The Company’s Chairman, Mr. Wang Xinshun, owns a 5% interest in Longdu.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

Longdu is principally engaged in coal-washing and the production of refined coal, medium coal and coal slurry.  The majority of Longdu’s coal is sent to the Company for further processing, while the remainder is sold to outside customers.

The Company does not own any equity interest in the operating entities.

B.    Variable Interest Entity Agreement

On March 19, 2010, Anyang WFOE entered into four contractual arrangements that for accounting purposes will be collectively known as the variable interest entity (“VIE”) agreement with the SC Coke Shareholders.  The VIE agreement entitles Anyang WFOE to 100% of the future earnings and losses of both SC Coke, and its proportional 86% share of the earnings of Longdu.  The Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K on July 2, 2010 that included the documents comprising the VIE agreement as exhibits.  The Company accounted for the VIE agreement, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 810-10, by consolidating SC Coke and Longdu as subsidiaries of both Anyang WFOE and the Company because the Company: (1) has the authority to direct the operations of SC Coke and Longdu, (2) has the authority to provide financial support for SC Coke and Longdu, and (3) is primary beneficiary of the results of operations of SC Coke and Longdu.  The significant terms of the VIE agreement are detailed for each of the contractual arrangements below:

I.            Entrusted Management Agreement

Anyang WFOE has full and exclusive rights to manage SC Coke.  These rights include, but are not limited to: appointment and dismissal of the members of the board of directors, hiring and termination of managerial and administrative personnel, and control over assets, which includes deployment and disposition thereof, and related cash flows generated by these assets.

Anyang WFOE is entitled to receive a quarterly management fee paid 45 days in arrears from the end of the quarter equivalent to SC Coke’s earnings before taxes for the quarter, subject to quarterly and annual adjustments.

Anyang WFOE is subject to operational risk and is obligated to settle debts on behalf of SC Coke, if SC Coke does not have sufficient funds to pays its debts itself.

II.           Exclusive Option Agreement

Anyang WFOE, or parties designated by Anyang WFOE, has been granted the irrevocable right to purchase all or part of the ownership interest of SC Coke from the SC Coke Shareholders for the minimum possible price permissible by PRC law.  The option is exercisable only to the extent that such purchase does not violate any PRC law then in effect.  The purchase right is exclusively granted to Anyang WFOE and is not transferable without the express written consent of the SC Coke Shareholders.

The SC Coke Shareholders cannot dispose, assign or mortgage SC Coke assets or operations without the express written consent of Anyang WFOE.

Unless unanimously terminated by all parties, the Exclusive Option Agreement remains in effect for SC Coke, the SC Coke Shareholders, and Anyang WFOE and their successors.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

III.          Shareholders’ Voting Proxy Agreement

The SC Coke Shareholders have irrevocably appointed the board of directors of Anyang WFOE as their proxy to vote on all matters that require the approval of the SC Coke Shareholders.  These voting rights include, but are not limited to, the election of directors and the chairman of the board.

In the event that PRC regulations change (which regulations presently prohibit the transfer of SC Coke to Anyang WFOE), the SC Coke Shareholders may be exclusively permitted to transfer their ownership in SC Coke to Anyang WFOE; however, they are strictly prohibited from transferring their ownership in SC Coke to any other individuals or entities.

The SC Coke Shareholders have agreed to irrevocably and unconditionally indemnify the board of directors of Anyang WFOE from claims arising from the exercise of any of the powers conferred upon Anyang WFOE under the agreement.

IV.          Shares Pledge Agreement

The SC Coke Shareholders have pledged all of their ownership interests in SC Coke, including rights to PRC registered capital and dividends related to ownership in SC Coke, to guarantee their obligations under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement.

C.    Share Exchange Agreement

On June 28, 2010, BRBH closed a share exchange transaction (the “Share Exchange”) in which BRBH issued 30,233,750 common shares to the former shareholders of Shun Cheng HK in exchange for all of the issued and outstanding shares of Shun Cheng HK.  In connection with the Share Exchange, certain shareholders of BRBH agreed to cancel 435,123 common shares and BRBH issued 540,472 common shares to financial consultants.  Immediately prior to the closing of the Share Exchange there were 1,708,123 common shares outstanding.  Upon completion of the Share Exchange and transactions contemplated by the Share Exchange agreement, there were 32,047,222 common shares outstanding.  Immediately following the closing of the Share Exchange, the former shareholders of Shun Cheng HK and the original shareholders of BRBH own approximately 95% and approximately 5% of BRBH’s issued and outstanding common shares, respectively.

The Share Exchange has been accounted for as a recapitalization of Shun Cheng HK in which BRBH (the legal acquirer) is considered the accounting acquiree and Shun Cheng HK (the legal acquiree) is considered the accounting acquirer.  As a result of the Share Exchange, BRBH is deemed to be a continuation of the business of Shun Cheng HK.  Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to June 28, 2010 is that of the accounting acquirer Shun Cheng HK.  The historical stockholders’ equity of the accounting acquirer prior to the Share Exchange has been retroactively restated as if the Share Exchange occurred as of the beginning of the first period presented.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

2.           Summary of Significant Accounting Policies

A.   Financial Statement Presentation

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated financial statements include the accounts of BRBH, Shun Cheng HK, Anyang WFOE, SC Coke, and Longdu.  All intercompany transactions, such as sales, cost of sales, and balances due to/due from, investment in subsidiaries, and the operating entities and the capitalization thereof have been eliminated.

The Company regrouped certain accounts in the December 31, 2009 consolidated balance sheet to improve comparability with June 30, 2010 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

B.    Non-Controlling Interest

14% of the registered capital of Longdu is owned by parties other than SC Coke.  The Company’s Chairman, Mr. Wang Xinshun, owns a 5% interest in Longdu, while other investors own the remaining 9% interest.  Mr. Wang’s and the other investors’ share of capital, retained earnings, and income are separately disclosed on the Company’s balance sheet and statement of operations.

C.    Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves.  The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

D.    Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

E.    Restricted Cash

Restricted cash represents cash that is held by banks as collateral for bank notes payable.  The banks have collateral requirements ranging from 50% to 100% of the outstanding bank notes.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

F.    Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of SC Coke’s customers, which are collateralized by deposits made by such customers at the subject banks.  These notes typically have maturities between one to six months.  SC Coke can: (a) redeem the notes for face value at maturity, (b) endorse the notes to SC Coke’s vendors as a form of payment instrument, or (c) factor the notes to a bank.  In the event that SC Coke factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note.

G.    Trade Receivables

Trade receivables are reported at net realizable value.  SC Coke has established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information.  Delinquent accounts are written off when it is determined that the amounts are uncollectible.

H.    Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a standard cost basis, which approximates actual cost on a first-in, first-out (“FIFO”) method.  Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors.  Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.  Currently, SC Coke does not allocate costs to the byproducts.  However, due to rapid inventory turnover, differences to the financial statements are considered immaterial.

I.     Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	10 years
Building and improvements	20 years
Company vehicles	5 years
Furniture and office equipment	5 years
Miscellaneous	5 years

Repairs and maintenance costs are expensed as incurred.  Gains or losses on disposals are included in cost of revenues.

SC Coke capitalizes interest attributable to capital construction projects in accordance with ASC subtopic 835-20, Capitalization of Interest, which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Construction in progress represents direct costs of construction or acquisition and design fees incurred.  Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.  No depreciation is recorded on construction in progress until construction has been completed and the related asset is ready for intended use and has been transferred to plant and equipment.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

J.     Long-Term Investments

Long-term investments represent investments that SC Coke has in private companies within China other than Longdu.  SC Coke does not hold any interest greater than 20% and it has determined that it did not have significant control or influence over any of the private companies in which it has investment holdings.  As a result of the investments being private companies, there is a lack of readily determinable market value for these investments; as such, SC Coke recorded these investments at cost.

K.    Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, ASC 360-10-35.  The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner.  In the event that there are indications of impairment, the Company will record a loss to the statement of operations equal to the difference between the carrying value and the fair value of the long lived asset.  The Company typically, but not exclusively, employs the expected future discounted cash flows method to determine fair value of long lived assets subject to impairment.  The fair value of long lived assets that are held for disposition will include the cost of disposal.

SC Coke’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, software licenses, and land-use-rights.  The Company makes its determinations based on various factors that impact those assets.

At June 30, 2010 and 2009, SC Coke assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because SC Coke’s long lived assets have enabled SC Coke to experience significant profit growth during the six months ended June 30, 2010 and 2009.

L.    Fair Value of Financial Instruments

The Company has adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

Level 2–observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

SC Coke’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, and debt obligations.  Bank notes receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments.  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments.  While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents SC Coke’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	June 30, 2010
	Quoted
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash	6,295,178	-	-	6,295,178
Restricted cash	64,771,024	-	-	64,771,024
Bank notes receivable	-	7,408,689	-	7,408,689

Total financial assets	71,066,202	7,408,689	-	78,474,891

Financial liabilities:
Bank notes payable	-	79,458,332	-	79,458,332

Total financial liabilities	-	79,458,332	-	79,458,332

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option).  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.  If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date.  ASC 825-10 became effective January 1, 2008.  The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended June 30, 2010.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

M.  Statutory Reserve

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve,” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  SC Coke cannot pay dividends out of statutory reserves or paid in capital registered in PRC.

N.   Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars.  The functional currency of the Company’s subsidiaries and the operating entities described herein is the RMB, the official currency of the PRC.  Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the six months ended June 30, 2010 and 2009.  Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	6/30/2010	12/31/2009
Period/year end RMB: U.S. Dollar exchange rate	6.8086	6.8372
Average RMB: U.S. Dollar exchange rate	6.8348	6.8408

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

O.    Comprehensive Income

The Company accounts for comprehensive income in accordance with the provisions of ASC topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements.  The accumulated other comprehensive income represents foreign currency translation adjustments.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

P.    Revenue Recognition

In accordance with ASC 605-10, SC Coke recognizes revenue upon receipt of an acceptance of goods document issued by its customers.  Each customer enters into an annual master sales agreement with SC Coke which will indicate a total volume for the year, and an acceptable range of prices, given market fluctuations on a short term basis, for SC Coke’s coke and coal byproducts.  Final determination of the price for coke is determined on individual purchase orders which lie in the aforementioned price range.  SC Coke’s coke and coal byproducts are fully usable at the point of shipment.  From a revenue recognition perspective, the Company believes that collectibility of the revenue is reasonably assured at the time that customers acknowledge receipt and accept SC Coke’s product.  SC Coke has not experienced any material return of products, and as such, it has not prepared allowances for returns.

Customer payments received prior to completion of the above criteria are recorded as a liability on the Company’s balance sheet as unearned revenue.

Q.   Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected.  Shipping and handling expenses are included in sales and marketing expenses.

R.    Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for 2010 and 2009 and are included in sales and marketing expenses.

S.    Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes.  Income tax liabilities computed according to the United States and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.  The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.  A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain.  The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its annual review of its tax position for the years ended December 31, 2009 and 2008, the Company concluded that there was no uncertainty regarding its tax position.  Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

T.    Recent Accounting Pronouncements

In June 2009, FASB issued ASC 860, Transfers and Servicing, and ASC 810, Consolidation, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).  The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

On June 30, 2009, FASB issued ASC 105, Accounting Standards Codification (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles.  On the effective date of this standard, ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the US GAAP hierarchy to two levels: one that is authoritative (in ASC) and one that is non-authoritative (not in ASC).  Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative US GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992.  Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (“EITF”) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted and implemented the new accounting policy.

3.           Trade Receivables

SC Coke’s trade receivables as of June 30, 2010 and December 31, 2009, as well as the activity in SC Coke’s allowance for bad debts for the six months ended June 30, 2010 and the year ended December 31, 2009 are set forth below:

	6/30/2010	12/31/2009
Trade Receivables	$28,871,849	$14,960,708
Less: Allowance for Bad Debt	3,633,827	3,618,626
Trade Receivables, net	$25,238,022	$11,342,082

Allowance for Bad Debts
Beginning Balance	$3,618,626	$317,787
Provision for bad debts	15,201	3,300,839
Less: Bad Debt Written Off	-	-
Ending Balance	$3,633,827	$3,618,626

4.           Inventories

The components of SC Coke’s inventories as of June 30, 2010 and December 31, 2009 are as follows:

	6/30/2010	12/31/2009
Raw materials	$3,543,864	$6,580,843
Work in process and semi-finished goods	24,504,501	22,118,983
Finished goods	6,656,277	3,726,494
Total inventories	$34,704,642	$32,426,320

5.           Advances to Suppliers and Prepayments

The components of SC Coke’s advances to suppliers and prepayments as of June 30, 2010 and December 31, 2009 are as follows:

	6/30/2010	12/31/2009
Construction projects prepayments	$-	$14,957,919
Prepayments for raw materials in operations	55,838,629	52,839,477
Prepaid expenses	1,357,342
Prepaid taxes	2,855,836	-
	$60,051,807	$67,797,396

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

6.	Plant and Equipment, net

The components of SC Coke’s plant and equipment are as follows:

	6/30/2010
		Accumulated
	At Cost	Depreciation	Net
Buildings and plant	$21,041,719	$2,120,941	$18,920,778
Machinery and equipment	35,204,488	11,658,570	23,545,918
Electronic equipment	599,205	199,206	399,999
Vehicles	2,461,911	1,408,955	1,052,956
Others	697,849	258,840	439,009
Construction in progress	33,891,504	-	33,891,504
Total plant and equipment	$93,896,676	$15,646,512	$78,250,164

	12/31/2009
		Accumulated
	At Cost	Depreciation	Net
Buildings and plant	$21,160,158	$1,211,661	$19,948,497
Machinery and equipment	34,645,669	9,967,947	24,677,722
Electronic equipment	429,188	161,650	267,538
Vehicles	2,411,955	1,209,313	1,202,642
Others	675,178	192,411	482,767
Construction in progress	18,806,924	-	18,806,924
Total plant and equipment	$78,129,072	$12,742,982	$65,386,090

Depreciation expense related to plant and equipment was $2,903,528 and $4,140,370 for the six months and twelve months ended June 30, 2010 and December 31, 2009, respectively.

The construction in progress sub-account is detailed below:

Description	6/30/2010	12/31/2009
Coking furnace	$7,160,377	$151,665
Office buildings	4,479,864	2,438,888
Plant and facilities	13,585,207	11,687,086
Sewage system	559,007	511,223
Equipment peripherals	8,107,049	4,018,061
	$33,891,504	$18,806,924

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

7.	Investments

The following tabulation presents SC Coke’s investment in noncontrolled entities, which are not included in the consolidation.

Investment	Ownership	Type	6/30/2010
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,315,543
Anyang Urban Credit Cooperative - Meiyuanzhuan Branch	11.26%	Equity	5,989,337

Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,288,282

Anyang Xinlong Coal Industry Co., Ltd. - Hongling Branch	16%	Equity	7,092,207
			$19,715,369

8.	Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at June 30, 2010 for SC Coke’s bank notes payable.

Financial Institution	Due Date	6/30/2010
China Citic Bank	12/01/2011	$5,874,923
China Citic Bank	10/15/2010	2,937,461
China Citic Bank	07/12/2010	2,937,461
China Citic Bank	07/13/2010	558,118
Shanghai Pudong Development Bank - Zhengzhou Branch	09/10/2010	5,874,923
Shanghai Pudong Development Bank - Zhengzhou Branch	12/29/2010	4,406,192
Shanghai Pudong Development Bank - Zhengzhou Branch	12/29/2010	5,140,558
Shanghai Pudong Development Bank - Zhengzhou Branch	10/08/2010	1,468,731
Shanghai Pudong Development Bank - Zhengzhou Branch	10/08/2010	1,468,731
Agricultural Bank of China - Anyang Branch	09/17/2010	2,937,461
Guangdong Development Bank - Anyang Branch	12/09/2010	5,581,177
Guangdong Development Bank - Anyang Branch	12/10/2010	4,993,684
Guangdong Development Bank - Anyang Branch	08/08/2010	734,365
Henan Rural Credit Cooperative - Tongye Branch	09/23/2010	7,343,654
Henan Rural Credit Cooperative - Tongye Branch	09/25/2010	7,343,654
China Commercial Bank - Anyang Branch	08/02/2010	3,965,573
China Commercial Bank - Anyang Branch	08/02/2010	440,619
Bank of Luoyang	08/04/2010	5,874,923
The Industrial and Commercial Bank of China - Shuiye Branch	09/29/2010	763,740
The Industrial and Commercial Bank of China - Shuiye Branch	10/26/2010	1,468,731
China Everbright Bank	12/22/2010	2,937,461
China Everbright Bank	12/23/2010	4,406,192
		$79,458,332

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

The bank notes payable do not carry a stated interest rate, but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on SC Coke’s behalf to vendors.  These notes can either be endorsed by the vendor to other third parties as payment, or prior to coming due, they can factor these notes to other financial institutions.  These notes are short term in nature and, as such, SC Coke does not calculate imputed interest with respect to them.  These notes are collateralized by SC Coke’s deposits as described in Note 2E - Restricted Cash.

9.	Loans

The components of SC Coke’s loans payable are as follows:

Name of Creditors	Note	Due Date	Interest Rate	6/30/2010
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2011	8.8500%	$4,406,193
Shanghai Pudong Development Bank - Zhengzhou Branch	B	12/24/2010	5.3460%	5,874,923
Bank of China - Anyang Hejiacun Branch	C	07/01/2010	5.8410%	2,937,461
Industrial and Commercial Bank of China - Shuiye Branch	D	10/14/2010	5.3460%	5,287,431
Guangdong Development Bank - Anyang Branch	E	07/22/2010	5.3100%	1,468,731
Guangdong Development Bank - Anyang Branch	F	08/31/2010	5.3100%	2,937,461
Guangdong Development Bank - Anyang Branch	G	01/18/2011	5.3100%	2,937,461
Guangdong Development Bank - Anyang Branch	H	06/07/2011	5.3100%	1,468,731
Henan Urban Credit Cooperative - Anyang Branch	I	04/13/2011	6.6375%	2,937,461
Bank of Luoyang - Zhengzhou Branch	J	01/27/2011	5.3100%	2,937,461
				$33,193,314

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Linzhou City Hongqiqu Electrical Carbon Co., Ltd and Henan Hubo Cement Co., Ltd
B.	Guaranteed by Anyang City New Tianhe Cement Co., LLC
C.	Guaranteed by Xinlei Group Cheng Chen Coking
D.	Guaranteed by Anyang Top Coal Co., Ltd.
E.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
F.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking
G.	Guaranteed by Henan Hubo Cement Co., Ltd and Liyuan Coking Co., Ltd
H.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
I.	Guaranteed by Xinpu Steel Co., Ltd
J.	Guaranteed by Anyang Liyuan Coking Co., Ltd

10.	Other Payable

Other payable at June 30, 2010 and December 31, 2009 is detailed in the table below.

	6/30/2010	12/31/2009
Project safety deposit	$209,827	$167,836
Unbilled purchase payable	13,981,726	3,785,000
Payable for raw materials in operation	1,611,347	566,602

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

	6/30/2010	12/31/2009
Non-collateralized, non-interest bearing loans from individuals payable on demand	2,173,933	5,159,865
Others	120,941	574,969
	$18,097,774	$10,254,272

11.	Notes Payable to Related Parties

Creditor	Note	6/30/2010
Chairman, Wang Xinshun	A	$35,789,956
SC Coke Shareholders	B	35,518,532
		$71,308,488

A.	Note Payable to Wang Xinshun

On May 23, 2010, SC Coke entered into a formal loan agreement with the Company’s Chairman, Mr. Wang Xinshun, for amounts owed to him in the amount of approximately $35.6 million at December 31, 2009.  The significant terms of the loan are: (a) 12 year term, beginning as of December 31, 2009 to December 31, 2021, (b) 3% fixed simple annual interest, (c) SC Coke has the option, but not the obligation, to pay interest for the first two years, (d) after the first two years, the balance of the loan will be amortized over the remaining 10 years of the term and SC Coke is required to make monthly interest and principal payments, and (e) Mr. Wang Xinshun is prohibited from declaring default against SC Coke.

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the six months ended June 30, 2010.  The outstanding balance owed to Mr. Wang Xinshun for financial reporting purposes has increased slightly as result of a change in the foreign currency exchange rate.

B.	Note Payable to SC Coke Shareholders

On March 31, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the three lenders.

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.

Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders (approximately $35.5 million), the significant terms of which are: (a) 15 year term, commencing on June 21, 2010, (b) 2% fixed simple annual interest, (c) SC Coke has the option, but not the obligation, to pay interest when accrued, and (d) the SC Coke Shareholders do not have the ability to declare a default.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

12.	Forgivable Loans

SC Coke is currently the beneficiary of two government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency.  The grants were awarded during 2008 and 2009, respectively.  These grants have been recorded as forgivable loans in the liability section of the balance sheet.  SC Coke has received payment of the grants, but has not yet met all the criteria set forth under the grant.  Upon receiving government approval of fulfilling all of the criteria set forth under the grant, SC Coke will credit the balance to other income on the consolidated statement of operations.  SC Coke will also appropriate that same amount from retained earnings to statutory reserves indicating that the assets associated with these grants are not available for dividend distribution.

13.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of June 30, 2010 and December 31, 2009:

A.	Trade Receivables and Revenue

Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There is an ending balance in accounts receivable from Angang of approximately $36,278 and $906,000 as of June 30, 2010 and December 31, 2009, respectively.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $2,766,000 and $1,841,000 for the six months ended June 30, 2010 and 2009, respectively.

B.	Deposits and Cost of Revenues

The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayments with Bailianpo of approximately $0 and $7,102,000 as of June 30, 2010 and December 31, 2009, respectively.  Cost of revenues related to purchases from Bailianpo included in the consolidated financial statements amounts to approximately $8,142,000 and $1,104,000 for the six months ended June 30, 2010 and 2009, respectively.

SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

SC Coke did not have any prepayments with Anyang Xinlong outstanding at June 30, 2010 and December 31, 2009, respectively.  Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $4,192,000, and $3,488,000 for the six months ended June 30, 2010 and 2009, respectively.

14.	Income Taxes

The Company, its subsidiaries and the operating entities are subject to income tax under the jurisdictions where they operate.  The following table details the Company, its subsidiaries and the operating entities, and the statutory tax rates to which they are subject:

Entity	Country of Domicile	Income Tax Rate
Birch Branch, Inc.	USA	15.00% - 35.00%
Shuncheng Holdings HongKong Ltd.	BVI	0.00%
Anyang Shuncheng Energy Technology Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Coal Coke Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Longdu Trade Co., Ltd.	PRC	25.00%

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the U.S. borders.  The Company currently only incurs expenses in the United States that are associated with being a public company.

Income (loss) before taxes and provision for taxes consisted of the following for the six months ended June 30, 2010 and 2009, respectively:

	6/30/2010	6/30/2009
Income (loss) before tax:
USA	$(656,581)	$-
BVI	(326)	-
PRC	4,147,965	4,427,479
Total	$3,491,058	$4,427,479

Provision for income taxes:
US Federal	$-	$-
State	-	-
PRC	1,019,791	1,201,336
Total provision for taxes	$1,019,791	$1,201,336

Effective tax rate	29.22%	27.13%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2010 and 2009 are shown in the following table:

	6/30/2010	6/30/2009
US statutory tax rate	34.00%	34.00%
Lower rates in the PRC	-9.00%	-9.00%
Tax holiday	-%	-%
Accrual and reconciling items	4.22%	2.13%
Effective tax rate	29.22%	27.13%

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

15.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for twelve companies (the “guarantees”) in the amount of approximately $46.0 million at June 30, 2010.  Of the aforementioned guarantees, six of the twelve companies have, in turn, guaranteed debts of approximately $27.9 million on behalf of SC Coke at June 30, 2010.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee	Creditor	End	6/30/2010
Anshan Minshan Metal Co., Ltd.	Avic International	03/31/2012	$3,671,827
Anyang City New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/07/2011	5,874,923
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	04/13/2012	660,929
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	11/25/2010	2,937,461
Anyang Xingya Xidi Product Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/22/2011	2,937,461
Anyang Yujin Ash Co., Ltd.	China Construction Bank	01/05/2012	1,468,731
Anyang Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	04/23/2011	2,937,461
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	11/11/2011	2,937,461
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/19/2012	1,468,731
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/06/2011	1,615,604
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/06/2011	1,909,350
Linzhou City Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	12/15/2011	1,468,731
Linzhou City Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/29/2012	1,468,731
Linzhou City Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	02/10/2012	4,406,192
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	04/04/2011	2,937,461
Xinpu Steel Co., Ltd	Henan Rural Credit Cooperative - Anyang Branch	01/04/2012	7,343,654
			$46,044,708

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment.  The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at June 30, 2010:

Year ending December 31:	Principal	Payments
2011	$668,718	$916,209

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

Year ending December 31:	Principal	Payments
2012	1,413,345	1,832,418
2013	1,520,962	1,832,418
2014	1,636,773	1,832,418
2015	613,883	659,148
Total future minimum lease payments	$5,853,681	$7,072,611

Past Due Payment of Enterprise Income Taxes

At December 31, 2009, SC Coke had approximately $3.0 million of overdue enterprise income taxes.  As a result, SC Coke is subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears, commencing from the day the tax payment is overdue.  The tax authority may also impose an additional fine of 50% to five times the underpaid taxes.  SC Coke has recorded an accrued liability for the estimated taxes due and has determined that there is no uncertain tax position to record relating to the potential penalties and interest related to the overdue tax balance at this time.

SC Coke has available funds to cover the underpaid tax and overdue fine, but may not have sufficient funds available to pay the additional fine.  The Chairman entered into a tax indemnity agreement on May 23, 2010, pursuant to which he agreed to indemnify SC Coke for any interest, penalties or other related extra costs resulting from the prior and any future tax underpayments in tax years in which he managed and operated SC Coke.  The indemnification is capped at $35.6 million.

16.	Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through June 30, 2010.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency.  In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2009 to June 30, 2010, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.8372 and $1.00 to RMB 6.8086.  There can be no assurance that the exchange rate will remain stable.  The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

17.	Share Based Compensation

For the six months ended June 30, 2010, the Company recorded an expense of $567,496 under the general and administrative account for the issuance of 540,472 common shares at $1.05 per share.  The shares were issued to financial consultants for services rendered in connection with the Share Exchange and expected future financing transactions.  For the purposes of calculating earnings per share, the Company has assumed that these shares were issued on January 1, 2010.

18.	Warrants

On June 28, 2010, the Company issued to SCM Capital, LLC two warrants.  The first warrant entitles the holder to purchase 1,922,833 common shares, at an exercise price of $4.50 per share.  The second warrant entitles the holder to purchase 6% of the number of common shares issued and outstanding immediately following the closing of a private financing resulting in gross proceeds of $25 million or more, less 1,922,833 common shares.  Neither warrant is exercisable until the closing of such private financing, and each warrant is subject to forfeiture in the event such private financing is not closed on or prior to August 31, 2010.  Accordingly, the Company believes that the contingently issuable shares are related to a capital transaction and are not compensatory in nature but are potentially dilutive for purposes of calculating earnings per share.

19.	Earnings Per Share

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Basic earnings per share numerator:
Net income attributable to common shareholders	$1,396,362	$3,903,378	$2,518,626	$3,210,143

Basic weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultant	-	-	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222

Earnings per share
- Basic	$0.04	$0.12	$0.08	$0.10
- Diluted	$0.04	$0.12	$0.08	$0.10

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

Birch Branch, Inc.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited)

20.	Subsequent Events

(A)           Loan from Bank of China, Anyang Branch

On July 20, 2010, SC Coke entered into a loan agreement with Bank of China, Anyang Branch.  The principal amount of the secured loan is approximately $2,937,461.  The secured loan carries an interest rate of 5.841% per annum, is due on July 20, 2011, and is personally guaranteed by the SC Coke Shareholders, one of whom is the chairman of the Board of the Company, and a third party guarantor.

(B)           Loan from China Construction Bank, Anyang Branch

On July 28, 2010, SC Coke entered into a loan agreement with China Construction Bank, Anyang Branch.  The principal amount of the loan is approximately $2,937,461.  The loan carries an interest rate of the PRC prime rate, which was 5.310% per annum on July 28, 2010, and is due on July 28, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

The information contained in this Quarterly Report includes some statements that are not purely historical and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including reliance on the iron and steel industries as customers for SC Coke’s products; SC Coke’s ability to develop and market new products; changes in user demand for SC Coke’s products; changes in SC Coke’s product mix; fluctuations in the availability of raw materials and components needed for SC Coke’s products; changes in SC Coke’s pricing policies and the pricing policies of SC Coke’s competitors and suppliers; the availability and cost of products from SC Coke’s suppliers; SC Coke’s ability to compete effectively with its current and any future competitors; dependence on a limited number of suppliers; the impact on us of the underpayment of certain taxes by SC Coke; SC Coke’s ability to use its facilities; general and cyclical economic and business conditions; SC Coke’s expansion and possible effects of expansion; SC Coke’s ability to manage its rapid growth; SC Coke’s ability to integrate acquisitions (if any) or projects into its operations; SC Coke’s dependence on certain senior managers; SC Coke’s dependence on financings, in particular short term loans, to finance operations and expansion; our ability to raise additional capital to fund our operations and any expansion; our highly leveraged capital structure; obligations under guarantees in favor of third parties; legislative or regulatory changes in China that affect our operations; the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; inflation and fluctuations in foreign currency exchange rates; SC Coke’s ability to obtain and maintain all necessary government certifications, approvals, and/or licenses to conduct its business; adverse changes in the securities markets; development of a public trading market for our securities; and other risks described in our Current Report on Form 8-K filed with the SEC on July 2, 2010 and this Quarterly Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  You should not place undue reliance on forward-looking statements.  Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Background

On May 14, 2010, BRBH entered into a Share Exchange Agreement with Shun Cheng HK, the former shareholders of Shun Cheng HK (the “Shun Cheng HK Shareholders”), and the former principal shareholders of BRBH, pursuant to which the Shun Cheng HK Shareholders agreed to transfer all of the issued and outstanding securities of Shun Cheng HK to BRBH in exchange for 30,233,750 shares of BRBH common stock (the “Share Exchange”).  The Share Exchange closed on June 28, 2010, at which time Shun Cheng HK became a wholly-owned subsidiary of BRBH.  The acquisition of Shun Cheng HK has been accounted for as a reverse merger.  For accounting purposes, Shun Cheng HK is the acquirer in the reverse acquisition transaction and, consequently, its financial results have been reported on a historical basis.

All of our business operations are carried out by SC Coke, which is a vertically integrated coke producer whose facilities and operations are based solely in the PRC, principally in Henan Province.

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of BRBH, Shun Cheng HK, nor Anyang WFOE owns any direct equity interest in SC Coke.  On March 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

Entrusted Management Agreement.  Pursuant to the entrusted management agreement between Anyang WFOE, on the one hand, and SC Coke and Wang Xinshun, Wang Xinming and Cheng Junsheng (collectively, the “SC Coke Shareholders”), on the other hand, (the “Entrusted Management Agreement”), SC Coke and the SC Coke Shareholders agreed to entrust the business operations of SC Coke and its management to Anyang WFOE until Anyang WFOE acquires all of the assets or equity of SC Coke (as more fully described under “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Anyang WFOE manages SC Coke’s operations and assets, and controls all of SC Coke’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to any of SC Coke’s net earnings as a management fee, and is obligated to pay all SC Coke’s debts to the extent SC Coke is not able to pay such debts.  Such management fees payable by SC Coke shall accrue until such time as the parties shall mutually agree.  The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of SC Coke by Anyang WFOE is completed.

Shareholders’ Voting Proxy Agreement.  Under the shareholders’ voting proxy agreement (the “Shareholders’ Voting Proxy Agreement”) between Anyang WFOE and the SC Coke Shareholders, the SC Coke Shareholders irrevocably and exclusively appointed the board of directors of Anyang WFOE as their proxy to vote on all matters that require SC Coke shareholder approval.  The Shareholders’ Voting Proxy Agreement shall not be terminated prior to the completion of the acquisition of all assets or equity of SC Coke by Anyang WFOE.

Exclusive Option Agreement.  Under the exclusive option agreement (the “Exclusive Option Agreement”) between Anyang WFOE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, the SC Coke Shareholders granted Anyang WFOE an irrevocable exclusive purchase option to purchase all or part of the shares or assets of SC Coke.  The option is exercisable at any time on or after June 28, 2010, but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be the minimum price permitted under the PRC law then applicable, and such price, subject to applicable PRC law, shall be refunded to Anyang WFOE or SC Coke for no consideration or the minimum consideration permitted under the PRC law then applicable, whichever is more, in a manner decided by Anyang WFOE, at its reasonable discretion.

Shares Pledge Agreement.  Under the shares pledge agreement between Anyang WFOE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, (the “Shares Pledge Agreement”), the SC Coke Shareholders pledged all of their equity interests in SC Coke, including the proceeds thereof, to guarantee all of Anyang WFOE’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement.  Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Anyang WFOE’s prior consent.

The corporate structure of the Company, after taking into account the Share Exchange, is as follows:

Overview

SC Coke, which operates and derives its revenue solely in the PRC, is a vertically integrated coke producer, that has a coke production plant with current capacity of approximately 1.7 million tons of coke annually, equity ownership in a coal mine and two coal washing plants (producing refined coal).  From our refined coal production process, byproducts such as medium coal and coal slurry are produced and sold.  From coke production, SC Coke recycles and produces coke byproducts, including crude benzol, amsulfate, coal gas and tar.  These coke byproducts are either marketed and sold, or recycled and consumed to provide electricity for its internal operations.  For the purpose of this discussion, such refined coal and coke byproducts are referred to as “secondary products.”

The PRC coke manufacturing industry is highly competitive.  The average sale prices for products are driven by a number of factors, including the particular composition and grade or quality of the coal or coke being sold, prevailing market prices for these products in the Chinese local, national and global marketplace, timing of sales, delivery terms, negotiations between SC Coke and its customers, and relationships with those customers.

The Chinese coking industry is also a regionalized business where supply of raw materials and the demand for coke become uneconomical at long distances as transportation costs become prohibitive.  SC Coke estimates that supply of raw materials and demand for coke to be delivered by truck transportation is uneconomical beyond 800 kilometers (approximately 500 miles); and access to and delivery by rail becomes a critical competitive factor.  SC Coke is located in close proximity to the main coal mining provinces of Shanxi and Henan in China and has a private railway line, approximately 1.7 kilometers (approximately 1 mile) in length, which provides connection to the national railway network.

As the coke industry is highly dependent on the iron and steel industries, it is affected by many of the same factors that impact the iron and steel industries.  Iron and steel are basic commodities that are required in many other industries, such as construction, infrastructure works, automotive and aerospace.  The iron and steel industries are highly cyclical and have historically been very volatile.  Similarly, the price and demand for coke has also experienced such cyclicality and volatility.  SC Coke intends to focus on better recycling and use of its secondary products, in particular coke byproducts.  The applications for coke byproducts are expected to be more diverse; therefore, demand factors for coke byproducts are likely to be different from the factors applicable to the iron and steel industries; for example, coal tar is used for the treatment of psoriasis and amsulfate is used as agricultural fertilizer.

The primary raw material for coke production is coal, principally coking coal.  Raw coal is washed to produce refined coal which is the main raw material for SC Coke’s coke production.  Coke prices are highly correlated to coal prices.  SC Coke’s production process is as follows:

Because of our reliance on coal, SC Coke acquired an equity ownership interest in a coal mine.  Although SC Coke has developed multiple sources of coal supplies and long term relationships with its coal suppliers, because of the PRC government policies of encouraging consolidation in the coal mining industry, SC Coke may continue to invest in coal mines, if, when and where opportunities are available and the terms of such investments are economically attractive.

The PRC government recently adopted policies to encourage consolidation in the PRC coal mining industry whereby smaller and inefficient coal mines have been shut down.  Similarly in the iron and steel industries, which are SC Coke’s main customers, companies have been merged and consolidated by the government.  We believe that the coke manufacturing industry may face similar consolidation pressures in the future.  Accordingly, SC Coke intends to continue its capacity expansion to maintain its competitive positioning.

SC Coke has started construction on two additional coke ovens which when completed are expected to increase SC Coke’s production capacity to approximately 3.0 million tons of coke annually.  This increase in coke production may produce sufficient quantities of coke byproducts to allow SC Coke to potentially consider producing further downstream secondary products; for example, crude benzol, a current byproduct, may be processed further to produce benzene.

For the reasons above, the availability of expansion capital is critical to SC Coke to facilitate capacity expansion, downstream diversification or upstream acquisitions.  If such capital is unavailable on commercial terms, if at all, SC Coke’s growth and business could be materially adversely affected.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.  During the three months ended June 30, 2010, the primary business of production and sale of coke and refined coal has contributed 85% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales.  This trend is likely to continue with the new capacity expansion expected to come into production in early 2011.

Primary Products

SC Coke’s revenues for the three months ended June 30, 2010 and 2009, contributed by its primary products of coke and refined coal, were as follows:

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Revenues
Three Months Ended June 30, 2010	$60,654,040	$3,075,570	$63,729,610
Three Months Ended June 30, 2009	31,705,073	12,585,331	44,290,404
Increase (decrease)	$28,948,967	$(9,509,761)	$19,439,206
% Increase (decrease)	91.31%	(75.56%)%	43.89%
As Percentage of Total Revenues
Three Months Ended June 30, 2010	81.26%	4.12%	85.38%
Three Months Ended June 30, 2009	62.20%	24.69%	86.89%

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Quantity Sold (metric tons)
Three Months Ended June 30, 2010	297,797	14,226	312,022
Three Months Ended June 30, 2009	193,227	103,162	296,389
Increase (decrease)	104,570	(88,936)	15,634
% Increase (decrease)	54.12%	(86.21)%	5.27%
Average Price Per Ton
Three Months Ended June 30, 2010	$204	$216
Three Months Ended June 30, 2009	164	122
Increase (decrease)	$40	$94
% Increase (decrease)	24.39%	77.05%

Revenues for the three months ended June 30, 2010 increased substantially from the revenues for the three months ended June 30, 2009, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the three months ended June 30, 2010 increased over the comparable period in 2009 by 54.12% (from 193,227 tons to 297,797 tons); and over the same period, refined coal sales volume decreased by 86.21% (from 103,162 tons to 14,226 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2009, average sales price per ton for coke increased from $164 to $204 and refined coal increased from $122 to $216, for the three months ended June 30, 2010.  Contribution as a percentage of total revenues for coke and refined coal decreased from 86.89% to 85.38% for the three months ended June 30, 2010.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from $44.3 million for the three months ended June 30, 2009 to $63.7 million for the three months ended June 30, 2010.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the three months ended June 30, 2010 and 2009 were as follows:

	Medium Coal	Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others	Total
	(Unaudited)
Revenues
Three Months Ended June 30, 2010	$381,084	$1,509,642	$158,838	$1,002,995	$5,455,322	$2,403,156	$10,911,037
Three Months Ended June 30, 2009	335,247	1,227,822	138,873	638,282	2,820,112	1,523,735	6,684,071
Change	$45,837	$281,820	$19,965	$364,713	$2,635,210	$879,420	$4,226,966
% Change	13.67%	22.95%	14.38%	57.14%	93.44%	57.71%	63.24%

	Medium Coal	Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others	Total
As % of Total Revenues
Three Months Ended June 30, 2010	0.51%	2.02%	0.21%	1.34%	7.31%	3.22%	14.61%
Three Months Ended June 30, 2009	0.66%	2.41%	0.27%	1.25%	5.53%	2.99%	13.11%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $10.9 million in the three months ended June 30, 2010 from $6.7 million in the three months ended June 30, 2009, which was an increase of 63.24%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues increased from 13.11% in the three months ended June 30, 2009 to 14.61% in the three months ended June 30, 2010.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar and other secondary products, which benefited from the recovery in the global economic environment.

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by 93.44% from $2.8 million in the three months ended June 30, 2009 to $5.5 million in the three months ended June 30, 2010.  Other secondary products sales also experienced a large sales increase from $3.9 million for the three months ended June 30, 2009 to $5.4 million for the three months ended June 30, 2010.

Cost of Goods Sold and Gross Profit.  Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $46.1 million in the three months ended June 30, 2009 to $69.3 million in the three months ended June 30, 2010.  The primary reasons for this increase were due to the increase in production and raw material costs.  Gross profit increased from $4.9 million in the three months ended June 30, 2009 to $5.3 million in the three months ended June 30, 2010; and gross profit margin decreased from 9.6% in the three months ended June 30, 2009 to 7.1% in the three months ended June 30, 2010, due to an increase in the average cost of raw materials.

Operating Expenses.  Operating expenses increased by 11.0% from $2.1 million in the three months ended June 30, 2009 to $2.3 million in the three months ended June 30, 2010.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses decreased marginally from $1.2 million in the three months ended June 30, 2009 to $0.95 million in the three months ended June 30, 2010.  General and administrative expenses increased from $0.9 million in the three months ended June 30, 2009 to $1.4 million in the three months ended June 30, 2010, due to costs associated with the Share Exchange among the Company and the former shareholders of Shun Cheng HK during the three months ended June 30, 2010.

Other Income and Expense.  Other income is consistent at around $0.1 million for both the three months ended June 30, 2009 and the three months ended June 30, 2010.

Interest Income and Expense.  Interest expense for the three months ended June 30, 2009 was $0.4 million compared to interest expense for the three months ended June 30, 2010 of $1.4 million, due to an increase in bank notes payable during the period.  Interest income remains unchanged at $0.2 million for both the three months ended June 30, 2010 and three months ended June 30, 2009.

Gain on Investment.  Gain on investment for the three months ended June 30, 2010 was $0 when compared to $2.6 million for the three months ended June 30, 2009.

Provision for Income Taxes.  Provision for income taxes in the three months ended June 30, 2010 was $0.5 million compared to provision for income taxes for the three months ended June 30, 2009 of $1.4 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended June 30, 2010 and 2009.

Net Income.  SC Coke recorded net income of $1.4 million for the three months ended June 30, 2010 compared to net income of $3.9 million for the three months ended June 30, 2009.  The decrease was primarily attributed to the gain on investment that was recorded in the three months ended June 30, 2009 as compared to $0 gain on investment recorded in the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.  During the six months ended June 30, 2010, the primary business of production and sale of coke and refined coal has contributed 86% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales.  This trend is likely to continue with the new capacity expansion expected to come into production in early 2011.

Primary Products

SC Coke’s revenues for the six months ended June 30, 2010 and 2009, contributed by its primary products of coke and refined coal, were as follows:

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Revenues
Six Months Ended June 30, 2010	$114,380,579	$5,038,706	$119,419,285
Six Months Ended June 30, 2009	53,485,674	13,346,293	66,831,967
Increase (decrease)	$60,894,905	$(8,307,587)	$52,587,318
% Increase (decrease)	113.85%	(62.25% )%	78.69%	%
As Percentage of Total Revenues
Six Months Ended June 30, 2010	82.25%	3.62%	85.88%	%
Six Months Ended June 30, 2009	69.13%	17.25%	86.38%	%
Quantity Sold (metric tons)
Six Months Ended June 30, 2010	549,250	26,326	575,575
Six Months Ended June 30, 2009	290,645	108,698	399,343
Increase (decrease)	258,605	(82,372)	176,232
% Increase (decrease)	88.98%	(75.78)%	44.13%	%
Average Price Per Ton
Six Months Ended June 30, 2010	$208	$191
Six Months Ended June 30, 2009	184	123
Increase (decrease)	$24	$68
% Increase (decrease)	13.04%	55.28%

Revenues for the six months ended June 30, 2010 increased substantially from the revenues for the six months ended June 30, 2009, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the six months ended June 30, 2010 increased over the comparable period in 2009 by 88.98% (from 290,645 tons to 549,250 tons); and over the same period, refined coal sales volume decreased by 75.78% (from 108,698 tons to 26,326 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2009, average sales price per ton for coke increased from $184 to $208 and refined coal increased from $123 to $191, for the six months ended June 30, 2010.  Contribution as a percentage of total revenues for coke and refined coal remained stable at approximately 86% in both periods.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from $66.8 million for the six months ended June 30, 2009 to $119.4 million for the six months ended June 30, 2010.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the six months ended June 30, 2010 and 2009 were as follows:

	Medium Coal	Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others	Total
	(Unaudited)
Revenues
Six Months Ended June 30, 2010	$411,804	$3,175,821	$286,105	$1,667,125	$9,258,716	$4,839,111	$19,638,682
Six Months Ended June 30, 2009	625,902	2,126,078	306,840	927,477	4,477,869	2,074,379	10,538,545
Change	$(214,098)	$1,049,743	$(20,735)	$739,648	$4,780,847	$2,764,732	$9,100,137
% Change	(34.21)%	49.37%	(6.76)%	79.75%	106.77%	133.28%	86.35%
As % of Total Revenues
Six Months Ended June 30, 2010	0.30%	2.28%	0.21%	1.20%	6.66%	3.48%	14.12%
Six Months Ended June 30, 2009	0.81%	2.75%	0.40%	1.20%	5.79%	2.68%	13.62%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $19.6 million in the six months ended June 30, 2010 from $10.5 million in the six months ended June 30, 2009, which was an increase of 86.35%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues increased from 13.62% in the six months ended June 30, 2009 to 14.12% in the six months ended June 30, 2010.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar and other secondary products, which benefited from the recovery in the global economic environment.

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by 106.77% from $4.5 million in the six months ended June 30, 2009 to $9.3 million in the six months ended June 30, 2010.  Other secondary products sales also experienced a large sales increase from $6.0 million for the six months ended June 30, 2009 to $10.3 million for the six months ended June 30, 2010.

Cost of Goods Sold and Gross Profit.  Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $70.9 million in the six months ended June 30, 2009 to $128.8 million in the six months ended June 30, 2010.  The primary reasons for this increase were due to the increase in production and raw material costs.  Gross profit increased from $6.5 million in the six months ended June 30, 2009 to $10.3 million in the six months ended June 30, 2010; and gross profit margin decreased from 8.4% in the six months ended June 30, 2009 to 7.4% in the six months ended June 30, 2010, due to an increase in the average cost of raw materials.

Operating Expenses.  Operating expenses increased by 17.9% from $4.2 million in the six months ended June 30, 2009 to $4.9 million in the six months ended June 30, 2010.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses decreased marginally from $2.0 million in the six months ended June 30, 2009 to $1.8 million in the six months ended June 30, 2010.  General and administrative expenses increased from $2.2 million in the six months ended June 30, 2009 to $3.1 million in the six months ended June 30, 2010 due to costs associated with the Share Exchange among the Company and the former shareholders of Shun Cheng HK during the six months ended June 30, 2010.

Other Income and Expense.  Other income for the six months ended June 30,2009 was $0.1 million compared to other income of $0.2 million for the six months ended June 30, 2010 due to an increase in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the six months ended June 30, 2009 was $1.0 million compared to interest expense for the six months ended June 30, 2010 of $2.6 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $50,000 in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Gain on Investment.  Gain on investment for the six months ended June 30, 2010 was $0 when compared to $2.6 million for the six months ended June 30, 2009.

Provision for Income Taxes.  Provision for income taxes in the six months ended June 30, 2010 was $1.0 million compared to provision for income taxes for the six months ended June 30, 2009 of $1.2 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the six months ended June 30, 2010 and 2009.

Net Income.  SC Coke recorded net income of $2.5 million for the six months ended June 30, 2010 compared to net income of $3.2 million for the six months ended June 30, 2009.  The decrease was primarily attributed to the gain on investment that was recorded in the six months ended June 30, 2009 as compared to $0 gain on investment recorded in the six months ended June 30, 2010.

Liquidity and Capital Resources

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $40.8 million compared with net cash used in operating activities for the six months ended June 30, 2009 of $10.2 million.  Net cash used in customer deposits and notes receivable was $10.7 million for the six months ended June 30, 2010 compared with net cash provided of approximately $6,000 for the six months ended June 30, 2009.  However, net cash provided by notes and accounts payable was $45.0 million for the six months ended June 30, 2010 compared with net cash used of $9.4 million for the six months ended June 30, 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $41.9 million compared to $5.9 million for the six months ended June 30, 2009.  The primary reasons were the acquisition of property, plant and equipment increasing by $14.5 million from $1.2 million for the six months ended June 30, 2009 to $15.7 million for the six months ended June 30, 2010 and the transfer of $12.4 million of funds to restricted cash during the six months ended June 30, 2010 compared to no transfer of funds to restricted cash during the six months ended June 30, 2009.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2010 was $2.4 million compared with net cash provided by financing activities of $49.3 million for the six months ended June 30, 2009.  In the six months ended June 30, 2010, SC Coke received proceeds from loans of $27.3 million and repaid loans of $25.8 million.

Capital Sources

Funding for our business activities has historically been provided by cash flow from operations, and short-term lender financing, including loans from SC Coke’s sole director Wang Xinshun, who is also our Chairman of the Board of Directors, and/or from short term and long term bank loans obtained from local financial institutions.

The original loans from Wang Xinshun were interest free and had no repayment terms.  On May 23, 2010, SC Coke entered into a loan agreement with its sole director regarding outstanding loans to SC Coke of $35.6 million as of December 31, 2009.  The principal terms of the loan are: (a) 12 year term, from December 31, 2009 to December 31, 2021, (b) 3% fixed annual interest on a non-compounded basis over the term of the loan, (c) SC Coke has the option, but not the obligation, to pay interest for the first two years, (d) 10 year equal payments from December 31, 2012 to December 31, 2021, and (e) the lender has no ability to call a default.  Additionally, on May 31, 2010, SC Coke’s sole director agreed to indemnify SC Coke from any underpayment of its income tax in prior and future years, and all associated interest, penalties and costs as a result of such underpayment, up to a maximum of $35.6 million.

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.  As of June 30, 2010, total loans payable were $58.4 million (excluding the related party loan from SC Coke’s sole director), all of which are short term and payable in the next 12 months.  These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

The loans are guaranteed by various parties in exchange for corresponding guarantees obtained from SC Coke.  For a description of such guarantees, refer to “Off-Balance Sheet Arrangements.”  If such bank financings become unavailable to us and/or additional funding is not obtained, we may not be able to meet our financing obligations, which could have a material adverse impact on our business.  If SC Coke is required to satisfy obligations of any of its guarantees, it could have a material adverse impact on its financial condition.

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes payable outstanding at June 30, 2010 were $79.5 million.

SC Coke’s management intends to continue the growth in its business through (1) increased coking production volumes to seek to achieve greater economies of scale which it believes will increase productivity and energy efficiency; (2) better recycling and usage of coking byproducts which have higher profit margins and create less environmental impact; and (3) potential acquisitions or equity participation in third party coal mines to source raw materials.  Growth through facility expansion and acquisition will require additional bank financing and/or equity capital, and therefore the sustainability of such growth will be dependent upon the availability of financing arrangements and capital, if any, on acceptable terms.  SC Coke’s management believes that the costs associated with its expansion activities will be funded through cash flows from operations and additional short and long-term debt obligations and/or raising funds through equity offerings, if any such financing is available on terms acceptable to the Company.  If additional funding is not obtained, SC Coke will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund SC Coke’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

Capital Expenditures

During the six months ended June 30, 2010, SC Coke made capital expenditures of $15.8 million.  These capital expenditures were primarily for purchases of coking equipment, upgrades and improvements to its coke production facility.

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in early 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in the first quarter of 2011.

The total investment required for the new 1.3 million ton coke facility, including two additional ovens, is expected to be approximately $85 million and is expected to be financed by debt and/or equity financings and internally generated cash flow.  Construction work, which includes site preparation, foundation and construction, began in late 2009 and is anticipated to be available for use by the end of May 2011.  As of the date hereof, approximately 50% of the construction work has been completed.  Equipment to be included in the new facility will be predominantly locally sourced in China and is substantially similar to existing equipment.  To date, SC Coke has expended approximately $11.7 million on the expansion.  If additional financing is not obtained, SC Coke may need to reduce, defer or cancel its expansion plans.

With the new production capacity, total coking production is planned to reach 3.0 million tons annually. Accordingly, we expect to achieve different economies of scale, both in coke and coke byproducts production, than our current operations.

The financing for the completion of the facility is expected to come from: (1) internally generated funds, (2) debt financing from local financial institutions, and (3) future equity financing. If SC Coke is unable to obtain additional funding, it will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund SC Coke’s capital requirements could have a material adverse effect on its business, financial condition and results of operation.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments and we have no foreign exchange contracts. SC Coke’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. SC Coke generally does not invest in or hold debt securities. Accordingly, fluctuations in applicable interest rates would not have a material impact on SC Coke. At June 30, 2010, we held restricted cash of $64.8 million, which provides collateral for our bank notes payable, but not short term debt instruments. SC Coke had short-term loans payable of $58.4 million at June 30, 2010. These notes have interest rates ranging from 5.84% to 10.6%. Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on SC Coke’s earnings, loss or cash flows.

Foreign Exchange Rates.  All of the transactions of SC Coke are transacted in Renminbi.  As a result, changes in the relative values of U.S. Dollars and RMB affect the Company’s reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes.  However, because SC Coke conducts its sales and purchases in RMB, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins.  SC Coke does not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Foreign Currency Translation Gains and Losses

During the six months ended June 30, 2010, SC Coke recognized a foreign currency translation loss of $0.8 million as compared to a foreign currency translation gain of $0.1 million for the six months ended June 30, 2009 due to a decrease in the value of the U.S. Dollar to the RMB and the increase in SC Coke’s overall debt to equity ratio.

Off-Balance Sheet Arrangements

SC Coke has entered into financial guarantees and similar commitments to guarantee the payment obligations of third parties.  Conversely, SC Coke’s debt with lenders is also guaranteed by other parties which may be related or unrelated to us.  As an industry practice, Chinese financial institutions require third party guarantees in order to provide both short term and long term bank loans to any corporate borrower.  Because of this requirement, it is common practice that Chinese private enterprises enter into arrangements with other private enterprises to provide mutual guarantees in order to obtain bank loans from local Chinese financial institutions.

Typically, SC Coke enters into such mutual guarantees for companies that have good longstanding relationships with SC Coke or its sole director and our Chairman of the Board of Directors, Wang Xinshun, and a mutual guarantee provided to SC Coke of approximately similar amounts.  Such guarantees are typically for a period of 2 years from the date of issuance of the guarantees.

Changes in the economic environment could leave SC Coke exposed for obligations that it has guaranteed which could have a materially negative impact on our ongoing business, and cause SC Coke to potentially be unable to meet its obligations under other bank financings.  Additionally, should any of the companies for which SC Coke provides guarantees defaults, and the banks enforce SC Coke’s guarantees, SC Coke’s recourse may only be limited to default on the mutual guarantee; SC Coke may not be able to meet the liquidity and working capital requirements for our ongoing business, resulting in a material adverse impact on our business.

As of June 30, 2010, SC Coke guaranteed the obligations of twelve companies of approximately $46.0 million in total principal outstanding.  SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Inflation

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past fifteen years, the official consumer price index in China has been as high as 24.1% and as low as -1.4%; while these inflation rates are an average national basis, the regional inflation in the major cities has been higher.  These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation including bank lending restrictions on property investment in China.  While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for SC Coke’s products.  SC Coke’s operations have also experienced cost increases, including labor costs and raw material costs.  SC Coke expects its operating costs to increase in tandem with the inflationary environment, particularly because of the economic growth in China, and we expect higher inflation rates to impact our operating costs in the near term.

Critical Accounting Policies and Estimates

Basis of Presentation

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we are required to make judgments, estimates and assumptions that affect: (i) the reported amounts of our assets and liabilities; (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (iii) the reported amounts of revenue and expenses during each reporting period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. We believe that any reasonable deviation from those judgments and estimates would not have a material impact on our financial condition or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of operations and corresponding balance sheet accounts would be necessary. These adjustments would be made in future financial statements. When reading our financial statements, you should consider: (i) our critical accounting policies; (ii) the judgment and other uncertainties affecting the application of such policies; and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements. SC Coke has not made any material changes in the methodology used in these accounting polices during the past two years.

We consolidated the financial position, results of operations, and cash flows of SC Coke and Longdu based on accounting guidance found in FASB ASC 810 Consolidation of Variable Interest Entities which calls for us to consider various factors indicative of the relationship between the WFOE and SC Coke and Longdu. We considered the risks (absorption of potential losses), benefits (residual returns), obligations (repayment of debt on behalf of subsidiaries or the operating entities), nature of the business, legal aspects, and the purpose of the entities in concluding that SC Coke and Longdu should be treated for accounting purposes as wholly-owned subsidiaries.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to, allowance for trade receivables, economic lives of property, plant and equipment, asset impairments, and contingency reserves. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

Long lived assets make up a significant portion of our asset base. Accordingly, we make regular assessments of our estimates of the useful lives, potential residual values, and potential impairments of our long lived assets.

The carrying value of trade receivables is subject to our estimate of the allowance for doubtful accounts. We perform a regular analysis of the aging of our receivables in order to determine that estimate.

Bank Notes Receivable/Payable

Banks in China commonly issue bank notes to companies for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company to pay approximately 50% of the bank note upon issuance and deposit the remaining 80% to 100% with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between three to six months.

SC Coke accepts bank notes receivable from vendors in China as payment for products sold in the ordinary course of business. SC Coke also obtains bank notes from various banks to pay vendors for coal or for deposits on machinery or coal. Due to the short-term nature of the bank notes and the immaterial credit risk, as a function of the notes bearing the full creditworthiness of the issuing banks, SC Coke considers both bank notes receivable and bank notes payable at face value to be recorded at their fair market value. Despite the liquid nature of the bank notes, SC Coke does not include in current cash bank notes receivable with a maturity of less than three months.

Revenue Recognition and Trade Receivables

SC Coke is primarily in the business of processing coal to produce and sell coke. During the production process, several byproducts are produced, which SC Coke refines to produce and sell additional products. SC Coke’s primary customers are long-term customers with which SC Coke has developed long-term selling relationships. Most of these customers have long term contracts with SC Coke, but the terms of the contracts tend to change with the prevailing market price of coal and/or coke. Credit investigations are performed on new customers before a contract is approved. SC Coke reviews trade receivables and provides an allowance for receivables its suspects might not be collectable. Revenue is recognized when products are fully delivered and accepted and collection is reasonably assured.

We believe that our revenue recognition policy meets the prescribed guidelines found in the FASB ASC 605-10 and is conservative in nature because our policy is reliant on customer acceptance documentation.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the six months ended June 30, 2010 and 2009. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest, which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Our existing plant and equipment make up a very material portion of our asset base. We are also actively adding to our facilities in order to both increase capacity and efficiency. The selection of a useful life for assets heavily impacts the amount of depreciation that we record, and in turn the results of our operations. In accordance with PRC tax law, the PRC national government provides guidelines for useful lives for plant and equipment. The PRC tax depreciation guidelines are very strong indicators of appropriate useful lives, accordingly the PRC useful lives are used for both PRC tax law and US GAAP reporting purposes.

Long-term Investments

Long-term investments represent investments SC Coke has in private companies within China. SC Coke did not hold a greater than 20% interest in, and it has determined that it did not have significant control or influence over, any of SC Coke’s investment holdings other than Longdu. SC Coke’s investments are in private companies where there is not a market to determine the value of the investments. Accordingly, SC Coke records these investments at cost. SC Coke will continually evaluate its investments.

We have made equity investments in four private companies. The investments are passive in nature. We do not participate in management of the companies in which we invest. In the event that the companies in which we have invested become insolvent, the maximum loss that we would experience is up to the amount that we have invested. We review the financial statements of such companies annually to determine if there has been any impairment of our investment. We have not yet received any cash dividends from our investments. We are not aware that the companies in which we have invested currently have any plans to become public listed companies. If any of our investments became publicly listed, we would mark their values to fair market value on a quarterly basis.

Guarantees

From time to time, SC Coke provides guarantees of loans and other obligations for other, unrelated local enterprises. SC Coke’s potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantee relates. Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including SC Coke, have mortgaged and pledged all of their available assets in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another. All of the guarantees provided by SC Coke are joint liability guarantees, which provide that when the debtor defaults, the bank can request SC Coke to pay the total debt outstanding without first enforcing its rights against the debtor. SC Coke records a liability for guarantees of loans and other obligations for others when: (i) information available indicates that it is probable that a liability has been incurred at the financial statement date, and (ii) the amount of the loss can be reasonably estimated.

Forgivable Loans

SC Coke is currently the beneficiary of two government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. The grants were awarded during 2008 and 2009, respectively. These grants are recorded as deferred income in the liability section of the balance sheet when cash is received and will be recognized as non-operating income when the fulfillment of the obligation has occurred.

When all of the criteria set forth in the grants have been fulfilled, the amounts will become part of SC Coke’s permanent capital, which is restricted for growth purposes and cannot be used to pay dividends.

Income Taxes

SC Coke accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740) (formerly SFAS 109 Accounting for Income Taxes). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We adopted accounting policies in accordance with GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities recorded during the six months ended June 30, 2010. We adopted the provisions of ASC 740, Income Taxes, on January 1, 2009. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Recent Accounting Pronouncements

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 in June 2009, which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in our consolidated financial statements, all references made to generally accepted accounting principles in the United States (GAAP) use the new Codification numbering system prescribed by the FASB. The adoption of this standard did not have an impact on our results of operations or financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Although disclosure under this Item 3 is not applicable to smaller reporting companies, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 2 above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10- Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2010, the Company’s Chief Executive Officer who is also its Principal Financial Officer has concluded that, as of that date, the Company’s controls and procedures were not effective due to a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. Specifically, SC Coke has determined that it has a material weakness related to its ability to prepare financial statements in accordance with GAAP. SC Coke came to this conclusion based on the following significant deficiencies:

•
SC Coke holds a number of investments in other China-based companies. SC Coke failed to properly identify the entities that required consolidation and the proper accounting treatment for the other entities where it did not have significant ownership or significant control and influence.

•	SC Coke failed to perform appropriate inventory and sales cut-off during its year-end close procedures.

•	SC Coke failed to properly reconcile its cash accounts during its year-end close procedures.

•	SC Coke failed to identify significant GAAP disclosures during the preparation of its financial statements.

While SC Coke has begun to, or is intending to, take various measures to remediate the material weaknesses, and intends to continue to evaluate and strengthen its internal controls over financial reporting systems, these efforts require significant time and resources. If we are unable to establish adequate internal controls over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to comply with the reporting obligations imposed upon us by the SEC.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be negatively impacted.

Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIRCH BRANCH, INC.

Date: August 23, 2010	By: /s/ Wang Feng
Wang Feng
President, Chief Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer