Form 10-Q
period 2010-09-30
BIRCH BRANCH INC
filed 2010-11-15
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BIRCH BRANCH, INC.
Exact name of registrant as specified in Charter

Colorado	333-126654	84-1124170
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o Henan Shuncheng Group Coal Coke Co., Ltd.
Henan Province, Anyang County, Cai Cun Road Intersection, Henan Shuncheng
Group Coal Coke Co., Ltd. (New Building), China 455141

 (Address of Principal Executive Offices)

+86 372 323 7890
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest applicable date: as of November 15, 2010, 32,047,222 shares of common stock.

BIRCH BRANCH, INC.

FORM 10-Q

September 30, 2010

PART I— FINANCIAL INFORMATION

Item 1. Financial Information

Birch Branch, Inc.

Reviewed Consolidated Financial Statements

September 30, 2010 and December 31, 2009

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page

Consolidated Balance Sheets (unaudited)	F-3 - F-4

Consolidated Statements of Operations (unaudited)	F-5

Consolidated Statements of Equity (unaudited)	F-6

Consolidated Statements of Cash Flows (unaudited)	F-7

Notes to Consolidated Financial Statements (unaudited)	F-8 - F-28

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Birch Branch, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Birch Branch, Inc. (the “Company”) as of September 30, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2010. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California	Samuel H. Wong & Co., LLP
October 21, 2010	Certified Public Accountants

Birch Branch, Inc.
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

		9/30/2010	12/31/2009
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash	2D	$4,637,983	$5,749,945
Restricted cash	2E	86,516,326	52,404,530
Bank notes receivable	2F	10,991,267	4,658,384
Trade receivables	2G, 3	15,984,311	11,342,082
Other receivables	4	10,553,772	-
Inventories	2H, 5	51,202,372	32,426,320
Advances to suppliers and prepayments	6	63,161,593	67,797,396
Total current assets		243,047,624	174,378,657

Deposits for construction projects		21,109,739	9,578,896
Property, plant and equipment, net	2I, 7	91,848,861	65,386,090
Intangible assets, net	2J	960,517	-
Long-term investments	2K, 8	19,939,843	15,420,649
Total non-current assets		133,858,960	90,385,635

Total assets		$376,906,584	$264,764,292

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	9	$108,707,183	$59,234,774
Accounts payable		49,577,577	23,211,187
Accrued liabilities		-	438,928
Taxes payable		11,190,316	8,390,646
Loans	10	37,622,609	67,299,038
Other payable	11	27,235,309	10,254,272
Capital lease obligation, current portion	16	1,410,545	989,829
Customer deposits		9,306,712	7,829,089
Total current liabilities		245,050,251	177,647,763

Non-current liabilities:
Notes payable to related party	12	73,715,502	35,635,066
Forgivable loans	13	5,192,184	5,192,184
Capital lease obligation, non-current portion	16	4,202,948	5,163,274
Total non-current liabilities		83,110,634	45,990,524

Total liabilities		$328,160,885	$223,638,287

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	9/30/2010	12/31/2009
	(unaudited)	(audited)
Stockholders’Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 shares issued and outstanding - Registered Capital	6,963,403	6,395,907

Statutory reserve	234,683	234,683
Retained earnings	38,395,456	31,426,894
Accumulated other comprehensive income	2,690,621	2,595,677
Non-controlling interest	461,536	472,844
Total stockholders’ equity	48,745,699	41,126,005

Total liabilities and equity	$376,906,584	$264,764,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

		Three months ended		Nine months ended
	Note	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Revenues	2Q	$75,905,127	$62,121,057	$214,963,094	$139,491,569
Cost of revenues		65,795,972	49,229,117	194,549,920	120,130,096
Gross profit		10,109,155	12,891,940	20,413,174	19,361,473

Operating expenses:
Sales and marketing	2S	1,340,123	921,912	3,156,111	2,908,166
General and administrative		1,238,560	654,154	4,350,169	2,847,022
Total operating expenses		2,578,683	1,576,067	7,506,280	5,755,189

Income (loss) from operations		7,530,472	11,315,874	12,906,894	13,606,285

Other income (expense):
Interest income		203,366	402,236	704,770	851,543
Interest expense		(1,682,796)	(755,483)	(4,316,250)	(1,712,756)
Other income		100,407	176,851	495,854	272,308
Other expense		(240,219)	(230,235)	(388,980)	(216,729)
Gain on investment		109,941	-	109,941	2,536,071

Total other income (expense)		(1,509,301)	(406,631)	(3,394,665)	1,730,437

Income (loss) before provision for income taxes	2T, 15	6,021,171	10,909,243	9,512,229	15,336,722

Provision for (benefit from) income taxes		(1,535,184)	(3,133,989)	(2,554,975)	(4,335,325)

Net income (loss)		$4,485,987	$7,775,254	$6,957,254	$11,001,397

Net income attributable to:
- Common stockholders		$4,449,937	$7,740,543	$6,968,562	$10,950,686
- Non-controlling interest		$36,050	$34,711	$(11,308)	$50,711

Earnings per share	20
- Basic		$0.14	$0.34	$0.22	$0.24
- Diluted		$0.14	$0.34	$0.22	$0.24

Weighted average shares outstanding
- Basic		32,047,222	32,047,222	32,047,222	32,047,222
- Diluted		32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

						Accumulated
					Non-	Other
	Shares	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2009	1,708,123	$-	$-	$-	$-	$-	$-
Share exchange	30,233,750	6,395,907	234,683	15,681,231	368,832	2,429,705	25,110,358
Cancellation of shares as amendment to share exchange agreement	(435,123)	-	-	-	-	-	-
Net income	-	-	-	15,849,675	-	-	15,849,675
Apportionment of net income to non-controlling interest	-	-	-	(104,012)	104,012	-	-
Currency translation adjustment	-	-	-	-	-	165,972	165,972
Balance at December 31, 2009	31,506,750	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005

Balance at January 1, 2010	31,506,750	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472	567,496	-	-	-	-	567,496
Apportionment of loss to non-controlling interest	-	-	-	11,308	(11,308)	-	-
Net income	-	-	-	6,957,254	-	-	6,957,254
Currency translation adjustment	-	-	-	-	-	94,944	94,944
Balance at September 30, 2010	32,047,222	$6,963,403	$234,683	$38,395,456	$461,536	$2,690,621	$48,745,699

	Nine months	Twelve months	Accumulated
	9/30/2010	12/31/2009	Total
Comprehensive Income
Net income	$6,957,254	$15,849,675	$22,806,929
Other Comprehensive Income
Foreign currency translation adjustment	94,944	165,972	260,916
Total Comprehensive Income	$7,052,198	$16,015,647	$23,067,845

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the three-month and nine-month ended September 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Cash flows from operating activities:
Net income (loss)	$4,485,987	$7,775,254	$6,957,254	$11,001,397
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation	-	-	567,496	-
Depreciation and amortization	1,490,416	1,062,272	4,393,944	3,118,607

Change in assets and liabilities:
Notes and trade receivables, and customer deposits	20,291,702	24,870,128	2,892,642	24,875,716
Inventories	(16,497,730)	(3,987,851)	(18,776,052)	(6,668,603)
Prepayments and other current assets	(19,785,724)	(44,834,660)	(19,785,724)	(46,741,374)
Notes and accounts payable	30,459,669	8,999,407	75,434,208	(371,474)
Other payables and current liabilities	11,639,379	52,487,114	21,223,994	50,955,388
Net cash provided by operating activities	32,083,699	46,371,664	72,907,762	36,169,657

Cash flows from investing activities:
Restricted cash	(21,745,302)	(29,056,596)	(34,111,796)	(29,056,596)
Disposition/(purchase) of long-term investment in equities	(224,474)	7,049,873	(4,519,194)	7,033,914
Acquisitions of property, plant and equipment	(36,198,852)	(9,282,021)	(51,966,454)	(10,493,414)
Deposits for capital expenditures	18,103,201	28,856,751	8,618,379	24,144,010
Net cash used in investing activities	(40,065,427)	(2,431,993)	(81,979,065)	(8,372,086)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	38,080,436	26,685,325	38,080,436	-
Repayment of borrowings of bank and others	(32,408,285)	(104,611,119)	(29,676,429)	(28,601,277)
Repayment of capital lease obligation	(240,188)	-	(539,610)	-
Net cash provided by financing activities	5,431,963	(77,925,794)	7,864,397	(28,601,277)

Net (decrease) increase in cash	(2,549,765)	(33,986,123)	(1,206,906)	(803,706)

Effect of exchange rate changes	892,570	2,077,472	94,944	2,207,476

Cash at beginning of the period	6,295,178	37,467,137	5,749,945	4,154,716

Cash at end of the period	$4,637,983	$5,558,486	$4,637,983	$5,558,486

Supplemental disclosure of cash flow information:
Interest received	$203,366	$402,236	$704,770	$851,543
Interest paid	(1,682,796)	(755,483)	(4,316,250)	(1,712,756)
Income taxes paid	(5,488,166)	-	(8,344,002)	(1,287,863)

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

1.	The Company and Principal Business Activities

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

Anyang WFOE does not conduct operations.  All operations are conducted through the operating entities via a variable interest entity agreement detailed below.

III.	Operating Entities

All of the Company’s operations are located in the PRC, and are conducted through its operating entities detailed below:

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

Longdu is principally engaged in coal-washing and the production of refined coal, medium coal and coal slurry.  The majority of Longdu’s coal is sent to the Company for further processing, while the remainder is sold to outside customers.

B.	Variable Interest Entity Agreement

On March 19, 2010, Anyang WFOE entered into four contractual arrangements that for accounting purposes will be collectively known as the variable interest entity (“VIE”) agreement with the SC Coke Shareholders.  The VIE agreement entitles Anyang WFOE to 100% of the future earnings and losses of both SC Coke, and its proportional 86% share of the earnings of Longdu.  The Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K on July 2, 2010 that included the documents comprising the VIE agreement as exhibits.  The Company accounted for the VIE agreement, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 810-10, by consolidating SC Coke and Longdu as operating entities (similar to a subsidiary) of both Anyang WFOE and the Company, because the Company: (1) has the authority to direct the operations of SC Coke and Longdu, (2) has the authority to provide financial support for SC Coke and Longdu, and (3) is primary beneficiary of the results of operations of SC Coke and Longdu.  The significant terms of the VIE agreement are detailed for each of the contractual arrangements below:

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

Anyang WFOE is subject to operational risk and is obligated to settle debts on behalf of SC Coke, if SC Coke does not have sufficient funds to pay its debts itself.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

III.	Shareholders' Voting Proxy Agreement

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

C.	Share Exchange Agreements

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

2.	Summary of Significant Accounting Policies

A.	Financial Statement Presentation

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated financial statements include the accounts of BRBH, Shun Cheng HK, Anyang WFOE, SC Coke, and Longdu. All intercompany transactions, such as sales, cost of sales, and balances due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

The Company regrouped certain accounts in the December 31, 2009 consolidated balance sheet to improve comparability with September 30, 2010 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

F.	Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of SC Coke’s customers, which are collateralized by deposits made by such customers at the subject banks.  These notes typically have maturities between one to six months. The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note.

G.	Trade Receivables

Trade receivables are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

H.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a standard cost basis, which approximates actual cost on a first-in, first-out (“FIFO”) method.  Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.  Currently, the Company does not allocate costs to the byproducts.

I.	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	10 years
Building and improvements	20 years
Company vehicles	5 years
Furniture and office equipment	5 years
Miscellaneous	5 years

Repairs and maintenance costs are expensed as incurred. Gaines or losses on disposals are included in cost of revenues.

The Company capitalizes interest attributable to capital construction projects in accordance with ASC subtopic 835-20, Capitalization of Interest, which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

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

J.	Intangible Assets

Land Use Rights are stated at cost less accumulated amortization. Amortization is provided over its useful life, using the straight-line method.  The useful life of the land use right is 30 years.

K.	Long-term Investments

Long-term investments represent investments that SC Coke has in private companies within China other than Longdu.  SC Coke does not hold any interest greater than 20% and it has determined that it did not have significant control or influence over any of the private companies in which it has investment holdings.  As a result of the investments being private companies, there is a lack of readily determinable market value for these investments; as such, SC Coke recorded these investments at cost or fair value whichever is lower.

L.	Impairment of Long-Lived Assets

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

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, software licenses, and land-use-rights. The Company makes its determinations based on various factors that impact those assets.

At September 30, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the nine months ended September 30, 2010 and 2009.

M.	Fair Value of Financial Instruments

The Company has adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

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

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, and debt obligations.  Bank notes receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments.  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments.  While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

At September, 2010	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,637,983	$-	$-	$4,637,983
Restricted cash	86,516,326	-	-	86,516,326
Notes receivables	-	10,991,267	-	10,991,267
Total financial assets	91,154,309	10,991,267	-	102,145,576

Financial liabilities:
Notes payable	-	108,707,183	-	108,707,183
Total financial liabilities	$-	$108,707,183	$-	$108,707,183

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2010.

N.	Statutory Reserve

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

O.	Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the nine months ended September 30, 2010 and 2009. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	9/30/2010	12/31/2009	9/30/2009
Period/year end RMB: U.S. Dollar exchange rate	6.6981	6.8372	6.8376
Average RMB: U.S. Dollar exchange rate	6.8164	6.8408	6.8425

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

P.	Comprehensive Income

The Company accounts for comprehensive income in accordance with the provisions of ASC topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

Q.	Revenue Recognition

In accordance with ASC 605-10, the Company recognizes revenue upon receipt of an acceptance of goods document issued by its customers. Each customer enters into an annual master sales agreement with the Company which will indicate a total volume for the year, and an acceptable range of prices, given market fluctuations on a short term basis, for the Company’s coke and coal byproducts. Final determination of the price for coke is determined on individual purchase orders which lie in the aforementioned price range. The Company’s coke and coal byproducts are fully usable at the point of shipment. From a revenue recognition perspective, the Company believes that collectability of the revenue is reasonably assured at the time that customers acknowledge receipt and accept the Company’s product. The Company has not experienced any material return of products, and as such, it has not prepared allowances for returns.

Customer payments received prior to completion of the above criteria are recorded as a liability on the Company’s balance sheet as unearned revenue.

R.	Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense are included in sales and marketing expenses.

S.	Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for 2010 and 2009 and are included in sales and marketing expenses.

T.	Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Hong Kong and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain. The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its quarter review of its tax position for the nine months ended September 30, 2010, the Company concluded that there was no uncertainty regarding its tax position. Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

U.	Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

3.	Trade Receivables

The Company’s trade receivables as of September 30, 2010 and December 31, 2009, as well as the activity in the Company’s allowance for bad debts for the nine months ended September 30, 2010 and the year ended December 31, 2009 are set forth below:-

	9/30/2010	12/31/2009
Trade Receivables	$19,342,672	$14,960,708
Less: Allowance for Bad Debt	3,358,361	3,618,626
Trade Receivables, net	15,984,311	11,342,082

Allowance for Bad Debts
Beginning Balance	3,618,626	317,787
Provision for bad debts	-	3,300,839
Less: Bad Debt Written Off	-	-
Reversals	(260,265)	-
Ending Balance	$3,358,361	$3,618,626

4.	Other Receivables

Other receivables at September 30, 2010 and December 31, 2009 is detailed in the table below.

	9/30/2010	12/31/2009
Project safety deposit	$1,749,355	$-
Non-collateralized, non-interest bearing loans to individuals receivable on demand	8,555,871	-
Others	248,546	-
	$10,553,772	$-

5.	Inventories

The components of the Company’s inventories as of September 30, 2010 and December 31, 2009 are as follows:-

	9/30/2010	12/31/2009
Raw materials	$10,733,440	$6,580,843
Work in process and semi-finished goods	26,152,193	22,118,983
Finished goods	14,316,739	3,726,494
Total inventories	$51,202,372	$32,426,320

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of September 30, 2010 and December 31, 2009 are as follows:-

	9/30/2010	12/31/2009
Construction projects prepayments	$-	$14,957,919
Prepayments for raw materials in operations	58,571,870	52,839,477
Prepaid expenses	1,379,735	-
Prepaid taxes	3,209,988	-
	$63,161,593	$67,797,396

7.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:-

		Accumulated
9/30/2010	At Cost	Depreciation	Net
Buildings and plant	$21,613,245	$2,425,759	$19,187,486
Machinery and equipment	36,390,570	12,701,261	23,689,309
Electronic equipment	751,916	230,809	521,107
Vehicles	3,537,520	1,482,364	2,055,156
Others	709,361	296,734	412,627
Construction in progress	45,983,176	-	45,983,176
Total plant and equipment	$108,985,788	$17,136,927	$91,848,861

		Accumulated
12/31/2009	At Cost	Depreciation	Net
Buildings and plant	$21,160,158	$1,211,661	$19,948,497
Machinery and equipment	34,645,669	9,967,947	24,677,722
Electronic equipment	429,188	161,650	267,538
Vehicles	2,411,955	1,209,313	1,202,642
Others	675,178	192,411	482,767
Construction in progress	18,806,924	-	18,806,924
Total plant and equipment	$78,129,072	$12,742,982	$65,386,090

Depreciation expenses related to plant and equipment were $4,393,944 and $4,140,370 for the nine months and twelve months ended September 30, 2010 and December 31, 2009, respectively. The construction in progress sub-account is detailed below:-

Description	9/30/2010	12/31/2009
Coking furnace	$12,643,919	$151,665
Office buildings	5,251,535	2,438,888
Plant and facilities	13,594,282	11,687,086
Sewage system	623,856	511,223
Equipment peripherals	13,869,583	4,018,061
	$45,983,176	$18,806,924

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

8.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment	Ownership	Type	9/30/2010
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,299,727
Anyang Urban Credit Cooperative	11.26%	Equity	6,104,874
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,326,033
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	7,209,209
			$19,939,843

9.	Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at September 30, 2010 for the Company’s bank notes payable.

Financial Institution	Due Date	9/30/2010
China Citic Bank - Zhengzhou Branch	12/01/2010	$5,971,844
China Citic Bank - Zhengzhou Branch	10/15/2010	2,985,921
China Citic Bank - Zhengzhou Branch	01/28/2011	2,985,921
Shanghai Pudong Development Bank - Zhengzhou Branch	12/28/2010	5,225,362
Shanghai Pudong Development Bank - Zhengzhou Branch	12/29/2010	4,478,882
Shanghai Pudong Development Bank - Zhengzhou Branch	01/02/2011	10,450,725
Shanghai Pudong Development Bank - Zhengzhou Branch	10/08/2010	2,985,921
Guangdong Development Bank - Anyang Branch	10/01/2010	1,492,961
Guangdong Development Bank - Anyang Branch	12/09/2010	5,673,251
Guangdong Development Bank - Anyang Branch	12/10/2010	5,076,066
Guangdong Development Bank - Anyang Branch	01/06/2011	5,225,362
Guangdong Development Bank - Anyang Branch	01/26/2011	5,971,843
Guangdong Development Bank - Anyang Branch	03/10/2011	2,234,962
Henan Rural Credit Cooperative - Tongye Branch	03/11/2011	4,478,882
Henan Rural Credit Cooperative - Tongye Branch	03/26/2011	2,538,033
Henan Rural Credit Cooperative - Tongye Branch	12/26/2010	1,492,961
Henan Rural Credit Cooperative - Tongye Branch	03/29/2011	2,368,072
Commercial Banks of China - Anyang Branch	03/09/2011	4,478,882
Bank of Luoyang - Zhengzhou Branch	03/01/2011	4,478,882
The Industrial and Commercial Bank of China - Shuiye Branch	10/26/2010	1,492,961
The Industrial and Commercial Bank of China - Shuiye Branch	01/30/2011	1,492,961
China Everbright Bank - Zhengzhou Branch	12/22/2010	7,464,803
China Everbright Bank - Zhengzhou Branch	01/23/2011	4,478,882
China Everbright Bank - Zhengzhou Branch	01/28/2011	5,971,843
China Everbright Bank - Zhengzhou Branch	02/20/2011	3,030,710
China Construction Bank - Zhongzhou Branch	01/20/2011	4,180,290
		$108,707,183

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

The bank notes payable do not carry a stated interest rate, but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to coming due, they can factor these notes to other financial institutions. These notes are short term in nature and, as such, the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s deposits as described in Note 2E - Restricted Cash.

10.	Loans

The components of the Company’s loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	9/30/2010
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2011	8.8500%	$4,478,882
Shanghai Pudong Development Bank - Zhengzhou Branch	B	12/24/2010	5.3460%	5,971,483
Bank of China - Anyang Branch	C	07/28/2011	5.8410%	2,985,921
China Construction Bank - Anyang Branch	D	07/28/2011	6.3700%	2,985,921
Agricultural Bank of China - Anyang Branch	E	09/25/2011	5.3100%	4,478,882
Industrial and Commercial Bank of China - Shuiye Branch	F	02/09/2011	5.3460%	1,791,552
Guangdong Development Bank - Anyang Branch	G	07/19/2011	5.3100%	2,985,921
Guangdong Development Bank - Anyang Branch	H	06/07/2011	5.3100%	1,492,960
Guangdong Development Bank - Anyang Branch	I	01/18/2011	5.3100%	2,985,921
Guangdong Development Bank - Anyang Branch	J	07/14/2011	5.3100%	1,492,960
Henan Urban Credit Cooperative - Anyang Branch	K	04/13/2011	6.6375%	2,985,921
Bank of Luoyang - Zhengzhou Branch	L	01/27/2011	5.3100%	2,985,921
				$37,622,609

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd and Henan Hubo Cement Co., Ltd
B.	Guaranteed by Anyang New Tianhe Cement Co., LLC
C.	Guaranteed by Xinlei Group Cheng Chen Coking Co., Ltd.
D.	Guaranteed by Linzhou Hexin Casting Co., Ltd.
E.	Guaranteed by Henan Hubo Cement Co., Ltd.
F.	Guaranteed by the Company’s inventory
G.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
H.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking
I.	Guaranteed by Henan Hubo Cement Co., Ltd and Liyuan Coking Co., Ltd
J.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
K.	Guaranteed by Anyang Liyuan Coking Co., Ltd
L.	Guaranteed by Anyang Bailianpo Coal Co., Ltd.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

11.	Other Payable

Other payable at September 30, 2010 and December 31, 2009 is detailed in the table below.

	9/30/2010	12/31/2009
Project safety deposit	$659,051	$167,836
Unbilled purchase payable	22,441,823	3,785,000
Payable for raw materials in operation	290,252	566,602
Non-collateralized, non-interest bearing loans from individuals payable on demand	3,048,798	5,159,865
Others	795,385	574,969
	$27,235,309	$10,254,272

12.	Notes Payable to Related Party

Creditor	Note	9/30/2010
Chairman, Wang Xinshun	A	$34,612,360
SC Coke Shareholders	B	39,103,142
		$73,715,502

A.	Note Payable to Wang Xinshun

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the nine months ended September 30, 2010.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

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

13.	Forgivable Loans

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

14.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of September 30, 2010:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There is an ending balance in accounts receivable from Angang of approximately $1,256,450 as of September 30, 2010.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $3,123,316 for the nine months ended September 30, 2010.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $11,492,978 as of September 30, 2010.

Cost of revenues related to purchases from Bailianpo included in the consolidated financial statements amounts to approximately $13,337,464 for the nine months ended September 30, 2010.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

(b)
SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts payable to Anyang Xinlong of $404,591 as of September 30, 2010.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $6,887,465 for the nine months ended September 30, 2010.

15.	Income Taxes

The Company and its operating entities are subject to income tax under the jurisdictions where they operate. The following table details the Company and its operating entities, and the statutory tax rates to which they are subject:

Entity	Country of Domicile	Income Tax Rate
Birch Branch, Inc.	USA	15.00% - 35.00%
Shuncheng Holdings HongKong Ltd.	HK	16.50%
Anyang Shuncheng Energy Technology Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Coal Coke Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Longdu Trade Co., Ltd.	PRC	25.00%

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the U.S. borders. The Company currently only incurs expenses in the United States that are associated with being a public company.

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the nine months ended September 30, 2010 and 2009, respectively:

	9/30/2010	9/30/2009
Income (loss) before tax:
USA	$(567,496)	$-
HK	(14,492)	-
PRC	10,346,708	15,336,722
Total	9,512,229	15,336,722

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	2,554,975	4,335,325
Total provision for taxes (tax benefit)	$2,554,975	$4,335,325

Effective tax rate	26.86%	28.27%

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 are shown in the following table:

	9/30/2010	9/30/2009
US statutory tax rate	34%	34%
Lower rates in the PRC	-9%	-9%
Tax holiday	-	-
Accrual and reconciling items	1.86%	3.27%
Effective tax rate	26.86%	28.27%

16.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for thirteen companies (the “guarantees”) in the amount of approximately $65,167,734 million at September 30, 2010. Of the aforementioned guarantees, five of the thirteen companies have, in turn, guaranteed debts of approximately $2,985,921 million on behalf of SC Coke at September 30, 2010.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	9/30/2010
Anshan Minshan Metal Co., Ltd.	Avic International	09/15/2013	$4,478,882
Anyang New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/27/2011	5,971,843
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	10/30/2011	2,985,921
Xinlei Group Cheng Chen Coking	Guangdong Development Bank - Anyang Branch	03/29/2011	6,718,323
Anyang Liyuan Coking Co., Ltd.	Guangdong Development Bank - Anyang Branch	12/24/2010	8,211,284
Yuzhou Lingwei Cement Co., Ltd.	Bank of China - Yuzhou Branch	12/09/2010	5,971,842
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/05/2011	1,492,961
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	11/13/2010	2,985,921
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2011	1,940,849
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2011	1,642,257
Shangqiu Jinhubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	01/26/2011	5,225,364
Anyang Hongxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	03/19/2011	671,832
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/29/2011	1,492,961
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	12/14/2010	1,492,961
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/09/2011	4,478,882
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	04/27/2011	2,985,921
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	03/22/2011	2,985,921
Anyang Zhenli Cement Co., Ltd.	Henan Rural Credit Cooperative - Anyang Branch	02/03/2011	447,888
Henan Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	03/22/2011	2,985,921
			$65,167,734

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at September 30, 2010:-

Year ending December 31:	Principal	Payments
2011	$668,718	$916,209
2012	1,413,345	1,832,418
2013	1,520,962	1,832,418
2014	1,636,773	1,832,418
2015	613,883	659,148
Total future minimum lease payments	$5,853,681	$7,072,611

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

17.	Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through September 30, 2010.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2009 to September 30, 2010, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.8372 and $1.00 to RMB 6.6981. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

18.	Share Based Compensation

For the nine months ended September 30, 2010, the Company recorded an expense of $567,496 under the general and administrative account for the issuance of 540,472 common shares at $1.05 per share. The shares were issued to financial consultants for services rendered in connection with the Share Exchange and expected future financing transactions.  For the purposes of calculating earnings per share, the Company has assumed that these shares were issued on January 1, 2010.

19.	Warrants

On June 28, 2010, the Company issued to SCM Capital, LLC two warrants.  The first warrant entitles the holder to purchase 1,922,833 common shares, at an exercise price of $4.50 per share.  The second warrant entitles the holder to purchase 6% of the number of common shares issued and outstanding immediately following the closing of a private financing resulting in gross proceeds of $25 million or more, less 1,922,833 common shares.  Neither warrant is exercisable until the closing of such private financing, and each warrant is subject to forfeiture in the event such private financing is not closed on or prior to August 31, 2010.  Accordingly, the Company believes that the contingently issuable shares are related to a capital transaction and are not compensatory in nature but are potentially dilutive for purposes of calculating earnings per share. As of October 21, 2010, the Company has not closed the private financing. These warrants have been forfeited.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the nine months ended September 30, 2010 and 2009

20.	Earnings Per Share

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Basic earnings per share numerator:
Net income attributable to common shareholders	$4,449,937	$7,740,543	$6,968,562	$10,950,686

Basic weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultants	-	-	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222

Earnings per share
- Basic	$0.14	$0.34	$0.22	$0.24
- Diluted	$0.14	$0.34	$0.22	$0.24

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including reliance on the iron and steel industries as customers for the products of Henan Shuncheng Group Coal Coke Co., Ltd (“SC Coke”); SC Coke’s ability to develop and market new products; changes in user demand for SC Coke’s products; changes in SC Coke’s product mix; fluctuations in the availability of raw materials and components needed for SC Coke’s products; changes in SC Coke’s pricing policies and the pricing policies of SC Coke’s competitors and suppliers; the availability and cost of products from SC Coke’s suppliers; SC Coke’s ability to compete effectively with its current and any future competitors; dependence on a limited number of suppliers; the impact on us of the underpayment of certain taxes by SC Coke; SC Coke’s ability to use its facilities; general and cyclical economic and business conditions; SC Coke’s expansion and possible effects of expansion; SC Coke’s ability to manage its rapid growth; SC Coke’s ability to integrate acquisitions (if any) or projects into its operations; SC Coke’s dependence on certain senior managers; SC Coke’s dependence on financings, in particular short term loans, to finance operations and expansion; our ability to raise additional capital to fund our operations and any expansion; our highly leveraged capital structure; obligations under guarantees in favor of third parties; legislative or regulatory changes in China that affect our operations; the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; inflation and fluctuations in foreign currency exchange rates; SC Coke’s ability to obtain and maintain all necessary government certifications, approvals, and/or licenses to conduct its business; adverse changes in the securities markets; development of a public trading market for our securities; and other risks described in our Current Report on Form 8-K filed with the SEC on July 2, 2010 and this Quarterly Report.

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

Background

Operating through Henan Shuncheng Group Coal Coke Co., Ltd. (“SC Coke”), a variable interest entity incorporated under the laws of People’s Republic China (“PRC”), Birch Branch, Inc. (hereinafter referred to as “BRBH”, “we”, “us” or “our”) is a vertically integrated coke producer with its facilities and operations are based solely in the PRC, principally in Henan Province. SC Coke, which operates and derives its revenue solely in the PRC, has a coke production plant with current capacity of approximately 1.7 million tons of coke annually, equity ownership in a coal mine and two coal washing plants (producing refined coal).

We control SC Coke and its operations through a series of contractual arrangements between Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”), our Chinese wholly-foreign owned enterprise subsidiary, and SC Coke and its shareholders.

Corporate History

BRBH was incorporated in the State of Colorado on September 28, 1989.  BRBH was previously a residential real estate holding company.  In September 2006, BRBH sold its real estate assets to its then president.  Effective December 6, 2006, BRBH’s plan was to evaluate the structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On May 14, 2010, BRBH entered into a share exchange agreement (the “Share Exchange Agreement”) with Shun Cheng Holdings Hong Kong Limited (“Shun Cheng HK”), the former shareholders of Shun Cheng HK (the “Shun Cheng HK Shareholders”), and the former principal shareholders of BRBH, pursuant to which the Shun Cheng HK Shareholders agreed to transfer all of the issued and outstanding securities of Shun Cheng HK to BRBH in exchange for 30,233,750 shares of BRBH common stock (the “Share Exchange”).  The Share Exchange closed on June 28, 2010, at which time Shun Cheng HK became a wholly-owned subsidiary of BRBH.  The acquisition of Shun Cheng HK has been accounted for as a reverse merger.  For accounting purposes, Shun Cheng HK is the acquirer in the reverse acquisition transaction and, consequently, its financial results have been reported on a historical basis.

The corporate structure of the Company, after taking into account the Share Exchange, is as follows:

Contractual Arrangement

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of BRBH, Shun Cheng HK, and Anyang WFOE owns any direct equity interest in SC Coke.  On March 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

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

Business Overview

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  During the three months ended September 30, 2010, the primary business of production and sale of coke and refined coal has contributed 84% of our total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of our own refined coal available for external sales.  This trend is likely to continue with the new capacity expansion expected to come into production in early 2011.

Primary Products

SC Coke’s revenues for the three months ended September 30, 2010 and 2009, contributed by its primary products of coke and refined coal,  were as follows:

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Revenues
Three Months Ended September 30, 2010	$59,817,115	$4,181,910	$63,999,024
Three Months Ended September 30, 2009	29,353,932	14,293,603	43,647,535
Increase (decrease)	$30,463,182	$(10,111,693)	$20,351,489
% Increase (decrease)	103.78%	(70.74)%	46.63%
As Percentage of Total Revenues
Three Months Ended September 30, 2010	78.81%	5.51%	84.31%
Three Months Ended September 30, 2009	47.25%	23.01%	70.26%

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Quantity Sold (metric tons)
Three Months Ended September 30, 2010	286,383	23,143	312,022
Three Months Ended September 30, 2009	164,005	120,315	296,389
Increase (decrease)	122,378	(97,172)	15,634
% Increase (decrease)	74.62%	(80.76)%	8.87%
Average Price Per Ton
Three Months Ended September 30, 2010	$236	$170
Three Months Ended September 30, 2009	180	119
Increase (decrease)	$56	$51
% Increase (decrease)	31.20%	42.66%

Revenues for the three months ended September 30, 2010 increased substantially from the revenues for the three months ended September 30, 2009, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the three months ended September 30, 2010 increased over the comparable period in 2009 by 74.62% (from 164,005 tons to 286,383 tons); and over the same period, refined coal sales volume decreased by 80.76% (from 120,315 tons to 23,143 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2009, average sales price per ton for coke increased from $180 to $236 and refined coal increased from $119 to $170, for the three months ended September 30, 2010.  Contribution as a percentage of total revenues for coke and refined coal decreased from 85.38% to84.31 % for the three months ended September 30, 2010.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from $43.6 million for the three months ended September 30, 2009 to $63.9 million for the three months ended September 30, 2010.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the three months ended September 30, 2010 and 2009  were as follows:

	Medium Coal	Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others	Total
	(Unaudited)
Revenues
Three Months Ended September 30, 2010	$1,197,007	$382,295	$248,167	$2,085,785	$6,334,168	$1,658,681	$11,906,103
Three Months Ended September 30, 2009	2,298,519	424,965	165,064	1,088,989	3,016,998	11,478,987	18,473,522
Change	$(1,101,512)	$(42,670)	$83,103	$996,796	$3,317,170	$(9,820,306)	$(6,567,419)
% Change	(47.92)%	(10.04)%	50.35%	91.53%	109.95%	(85.55)%	(35.55)%

	Medium Coal	Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others	Total
As % of Total Revenues
Three Months Ended September 30, 2010	1.58%	3.41%	0.33%	2.75%	8.34%	2.19%	15.69%
Three Months Ended September 30, 2009	3.70%	0.68%	0.27%	1.7 5%	4.86%	18.48%	29.74%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly decreased to approximately $11.9 million in the three months ended September 30, 2010 from approximately $18.4 million in the three months ended September 30, 2009, which was a decrease of approximately 35.55%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues decreased from approximately 29.74% in the three months ended September 30, 2009 to approximately 15.69% in the three months ended September 30, 2010.  This increase in the percentage of revenues contributed by secondary products was primarily from the decrease in the sales of Crude Benzol and other secondary products, which benefited from the recovery in the global economic environment.

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by approximately 109.95% from approximately  $3.0 million in the three months ended September 30, 2009 to approximately $6.3 million in the three months ended September 30, 2010.

Cost of Goods Sold and Gross Profit.  Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from approximately $49.2 million in the three months ended September 30, 2009 to approximately $65.8million in the three months ended September 30, 2010.  The primary reasons for this increase were due to the increase in production and raw material costs.  The gross profit decreased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 from approximately 12.9 million to approximately 10.11 million; and gross profit margin decreased from approximately 20.8% in the three months ended September 30, 2009 to 13.3% in the three months ended September 30, 2010, due to an increase in the average cost of raw materials.

Operating Expenses.  Operating expenses increased by 62.5% from approximately $1.6 million in the three months ended September 30, 2009 to approximately $2.6 million in the three months ended September 30, 2010.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased from $0.9 million in the three months ended September 30, 2009 to approximately $1.3 million in the three months ended September 30, 2010.  General and administrative expenses increased from approximately $0.7 million in the three months ended September 30, 2009 to approximately $1.2 million in the three months ended September 30, 2010.

Other Income and Expense.  Other income is consistent at approximately $0.1 million for both the three months ended September 30, 2009 and the three months ended September 30September 30, 2010.

Interest Income and Expense.  Interest expense for the three months ended September 30, 2009 was approximately $0.8 million compared to interest expense for the three months ended September 30, 2010 of approximately $1.7 million, due to an increase in average balance of bank loans during the period.  Interest income for the three months ended September 30, 2009 was approximately $0.4 million compared to interest expense for the three months ended September 30, 2010 of approximately $0.2 million.

Gain on Investment.  Gain on investment for the three months ended September 30, 2010 was approximately $0.1 million, which was arising from the dividend from Ansteel Group Metallurgy Stove Co., Ltd., a non-controlled entity of SC Coke. We did not generate any gain on investment for the three months ended September 30, 2009.

 Provision for Income Taxes.  Provision for income taxes in the three months ended September 30, 2010 was approximately $1.5 million compared to provision for income taxes for the three months ended September 30, 2009 of approximately $3.1 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended September 30, 2010 and 2009.

Net Income.  We recorded net income of approximately $4.4 million for the three months ended September 30, 2010 compared to net income of approximately $7.8 million for the three months ended September 30, 2009, representing a decrease of $3.4 million or 43%.   The decrease was primarily attributed to the decrease in gross profit. September 30.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues.  During the nine months ended September 30, 2010, the primary business of production and sale of coke and refined coal has contributed 86% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales.  This trend is likely to continue with the new capacity expansion expected to come into production in early 2011.

Primary Products

SC Coke’s revenues for the nine months ended September 30, 2010 and 2009, contributed by its primary products of coke and refined coal, were as follows:

	Revenues (Unaudited)
	Coke	Refined Coal	Total
Revenues
Nine Months Ended September 30, 2010	$174,197,694	$9,220,616	$183,418,309
Nine Months Ended September 30, 2009	82,839,606	27,639,896	110,479,502
Increase (decrease)	$91,358,087	$(18,419,280)	$72,938,807
% Increase (decrease)	110.28%	(66.64)%	66.02%
As Percentage of Total Revenues
Nine Months Ended September 30, 2010	81.04%	4.29%	85.33%
Nine Months Ended September 30, 2009	59.39%	19.81%	79.20%
Quantity Sold (metric tons)
Nine Months Ended September 30, 2010	835,633	49,469	885,102
Nine Months Ended September 30, 2009	454,650	229,013	683,663
Increase (decrease)	380,983	(179,544)	201,439
% Increase (decrease)	83.80%	(78.40)%	29.46%
Average Price Per Ton
Nine Months Ended September 30, 2010	$222	$181
Nine Months Ended September 30, 2009	182	121
Increase (decrease)	$40	$60
% Increase (decrease)	21.98%	49.17%

Revenues for the nine months ended September 30, 2010 increased substantially from the revenues for the nine months ended September 30, 2009, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

 Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the nine months ended September 30, 2010 increased over the comparable period in 2009 by 83.80% (from 454,650 tons to 835,633 tons); and over the same period, refined coal sales volume decreased by 78.40% (from 229,013 tons to 49,469 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2009, average sales price per ton for coke increased from $182 to $222 and refined coal increased from $121 to $181, for the nine months ended September 30, 2010.  Contribution as a percentage of total revenues for coke and refined coal remained stable at approximately 84% in both periods.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from approximately $110.5 million for the nine months ended September 30, 2009 to approximately $183.4 million for the nine months ended September 30, 2010.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the nine months ended September 30, 2010 and 2009 were as follows:

	Medium Coal		Crude Benzol	Ammonium Sulfate	Coal Gas	Tar	Others		Total
	(Unaudited)
Revenues
Nine Months Ended September 30, 2010	$1,608,811		$3,558,116	$534,272	$3,752,910	$15,592,884	$6,497,792		$31,544,785
Nine Months Ended September 30, 2009	2,924,421		2,551,043	471,904	2,016,466	7,494,867	13,553,366		29,012,067
Change	$(1,315,610)		$1,007,073	$62,368)	$1,736,444	$8,098,017	$(7,055,574)		$2,532,718
% Change	(44.99	) %	39.48%	13.22%	86.11%	108.05%	(52.06	) %	8.73%
As % of Total Revenues
Nine Months Ended September 30, 2010	0.75%		1.20%	0.25%	1.75%	7.25%	3.02%		14.67%
Nine Months Ended September 30, 2009	2.10%		1.83%	0.34%	1.45%	5.37%	9.72%		20.80%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $31.5 million in the nine months ended September 30, 2010 from approximately $29.0 million in the nine months ended September 30, 2009, which was an increase of 86.35%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues decreased from 20.80% in the nine months ended September 30, 2009 to approximately 14.67 % in the nine months ended September 30, 2010.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar .

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by 108.05% from approximately $7.5 million in the nine months ended September 30, 2009 to approximately $15.6 million in the nine months ended September 30, 2010.  Other secondary products sales also experienced a large sales decrease from $16.4 million for the nine months ended September 30, 2009 to approximately $8.1 million for the nine months ended September 30, 2010.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from approximately $120.1 million in the nine months ended September 30, 2009 to approximately $194.5 million in the nine months ended September 30, 2010.  The primary reasons for this increase were due to the increase in production and raw material costs.  Gross profit increased from $19.4 million in the nine months ended September 30, 2009 to $20.4 million in the nine months ended September 30, 2010; and gross profit margin decreased from 13.9% in the nine months ended September 30, 2009 to 9.5% in the nine months ended September 30, 2010, due to an increase in the average cost of raw materials.

Operating Expenses.  Operating expenses increased by 29.3% from $5.8 million in the nine months ended September 30, 2009 to $7.5 million in the nine months ended September 30, 2010.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $2.9 million in the nine months ended September 30, 2009 to $3.1 million in the nine months ended September 30, 2010.  General and administrative expenses increased from approximately $2.8 million in the nine months ended September 30, 2009 to approximately $4.3 million in the nine months ended September 30, 2010 due to costs associated with the Share Exchange among the Company and the former shareholders of Shun Cheng HK during the nine months ended September 30, 2010.

Other Income and Expense.   Other income for the nine months ended September 30,2009 was $0.3 million compared to other income of $0.5 million for the nine months ended September 30, 2010 due to an increase in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the nine months ended September 30, 2009 was $1.7 million compared to interest expense for the nine months ended September 30, 2010 of $4.3 million, due to an increase in average balance of bank loans during the period.  Interest income decreased marginally by $0.1 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Gain on Investment .  Gain on investment for the nine months ended September 30, 2010 was $0.1 million when compared to $2.6 million for the nine months ended September 30, 2009. This substantial decrease in gain on investment was primarily attributable to which was mainly arising from the dividend from non-controlled entities of SC Coke .

Provision for Income Taxes .  Provision for income taxes in the nine months ended September 30, 2010 was $2.6 million compared to provision for income taxes for the nine months ended September 30, 2009 of $4.3 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the nine months ended September 30, 2010 and 2009.

Net Income.   We recorded net income of approximately $7 million for the nine months ended September 30, 2010 compared to net income of approximately $11 million for the nine months ended September 30, 2009.  The decrease was primarily attributed to the decrease of $2.5 million of gain on investment and the increase of $2.6 million of interest expense.

Liquidity and Capital Resources

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $72.9 million compared with net cash provided by operating activities for the nine months ended September 30, 2009 of approximately $36.2 million.  Net cash provided by customer deposits and notes receivable was approximately $2.9 million for the nine months ended September 30, 2010 compared with net cash provided of approximately $24.9 million for the nine months ended September 30, 2009.  However, net cash provided by notes and accounts payable was approximately $75.4 million for the nine months ended September 30, 2010 compared with net cash used of $0.4 million for the nine months ended September 30, 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $81.9 million compared to $8.4 million for the nine months ended September 30, 2009.  The primary reasons were the acquisition of property, plant and equipment increasing by $41.5 million from approximately $10.5 million for the nine months ended September 30, 2009 to approximately $52 million for the nine months ended September 30, 2010 and the deposits for capital expenditures decreased by $15 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2010 was $7.9 million compared with net cash used in financing activities of $28.6 million for the nine months ended September 30, 2009.  In the nine months ended September 30, 2010, SC Coke received proceeds from loans of $38.1 million and repaid loans of $29.7 million.

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

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

 Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.  As of September 30, 2010, total loans payable were $37.6 million (excluding the related party loan from SC Coke’s sole director), all of which are short term and payable in the next 12 months.  These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes payable outstanding at September 30, 2010 were $108.7 million.

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

Capital Expenditures

During the nine months ended September 30, 2010, SC Coke made capital expenditures of $52 million.  These capital expenditures were primarily for purchases of coking equipment, upgrades and improvements to its coke production facility.

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in early 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in the first quarter of 2011.

The total investment required for the new 1.3 million ton coke facility, including two additional ovens is expected to be approximately $85 million and is expected to be financed by debt and/or equity financings and internally generated cash flow.  Construction work, which includes site preparation, foundation and construction, began in late 2009 and is anticipated to be available for use by the end of May 2011.  As of the date hereof, approximately 50% of the construction work has been completed.  Equipment to be included in the new facility will be predominantly locally sourced in China and is substantially similar to existing equipment.  To date, SC Coke has expended approximately $11.7 million on the expansion.  If additional financing is not obtained, SC Coke may need to reduce, defer or cancel its expansion plans.

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

Interest Rates. SC Coke generally does not invest in or hold debt securities. Accordingly, fluctuations in applicable interest rates would not have a material impact on SC Coke. At September 30, 2010, we held restricted cash of $86.5 million, which provides collateral for our bank notes payable, but not short term debt instruments. SC Coke had short-term loans payable of $37.6 million at September 30, 2010. These notes have interest rates ranging from 5.84% to 10.6%. Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on SC Coke’s earnings, loss or cash flows.

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

Concentration of Credit and Other Risks.  Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through September 30, 2010.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Foreign Currency Translation Gains and Losses

During the nine months ended September 30, 2010, SC Coke recognized a foreign currency translation gain of approximately $0.1 million as compared to a foreign currency translation gain of $2.2 million for the nine months ended September 30, 2009 due to a decrease in the value of the U.S. Dollar to the RMB and the increase in SC Coke’s overall debt to equity ratio.

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

As of September 30, 2010, SC Coke guaranteed the obligations of sthirteen companies of approximately $65.2 million in total principal outstanding.  SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)         Exhibits

31.1 Certification of Chief Executive Officer  pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 Certification of Chief Executive Officer  pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification of Chief Executive Officer  pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIRCH BRANCH, INC.
Registrant

Date: November 15, 2010	By: /s/ Wang Feng
Wang Feng
President, Chief Executive Officer and Principal Financial Officer

Date: November 15, 2010	By: /s/ Lei WAng
Lei Wang
Chief Financial Officer