Form 10-K
period 2010-12-31
BIRCH BRANCH INC
filed 2011-03-31
CIK 857872

Table of Contents
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File No.: 333-126654

BIRCH BRANCH, INC.
(Exact name of Registrant as specified in its charter)

Colorado	84-1124170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

c/o Henan Shuncheng Group Coal Coke Co., Ltd.
Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Cun Road Intersection,
Anyang County, Henan Province, China 455141
(Address of principal executive offices)

+86 372 323 7890
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of March 31, 2011, the registrant had 32,047,222 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

Table of Contents

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this annual report to “we”, “us”, “our”, the “Company” refer to Birch Branch, Inc., unless otherwise indicated.

References to China or the PRC refer to the People’s Republic of China.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.    BUSINESS

Company Overview

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

We control SC Coke and its operations through a series of contractual arrangements between Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”), our Chinese wholly-foreign owned enterprise subsidiary, and SC Coke and its shareholders. SC Coke owns 86% of Henan Shuncheng Group Longdu Trade Co., Ltd., a Chinese company (“Longdu”). Xinshun Wang, our Chairman of the Board of Directors, also owns 5% of Longdu.

Corporate History

We were incorporated in the State of Colorado on September 28, 1989.  We were previously a residential real estate holding company.  In September 2006, we sold our real estate assets to our then president.  Effective December 6, 2006, our plan was to evaluate the structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On May 14, 2010, we entered into a Share Exchange Agreement with the principal shareholders of the Company, Shun Cheng Holdings HongKong Limited, a privately-held company organized under the laws of Hong Kong (“Shun Cheng HK”), and the shareholders of Shun Cheng HK (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Shun Cheng HK from the Shun Cheng HK shareholders in exchange for the issuance by us to the Shun Cheng HK shareholders of an aggregate of 30,233,750 newly-issued shares of our common stock (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, will constitute approximately 95% of our issued and outstanding shares of common stock.  Upon consummation of the Share Exchange, Shun Cheng HK will become a wholly-owned subsidiary of the Company.

On June 28, 2010, we entered into an Amendment (the “Amendment”) to the Share Exchange Agreement dated May 14, 2010 to provide for certain changes to the Share Exchange Agreement regarding, among other things, our management after the closing of the transactions contemplated by the Share Exchange Agreement and the updating of certain information pursuant to the Share Exchange Agreement. Unless the context requires otherwise, the Amendment to the Share Exchange Agreement and the Share Exchange Agreement are collectively referred to as the “Share Exchange Agreement.”

The transactions contemplated by the Share Exchange Agreement closed on June 28, 2010 (the “Closing Date”).  On the Closing Date, simultaneously with the closing of the Share Exchange, we entered into a Cancellation Agreement with certain shareholders of BRBH (the “Cancellation Agreement”), pursuant to which 435,123 shares of our common stock held by such shareholders were cancelled (the “Share Cancellation”). In connection with the Share Exchange, on the Closing Date, Timothy Brasel resigned as our sole director and Xinshun Wang was appointed as Chairman of our Board of Directors. In addition, Feng Wang, Qifa Huang, David Chen and Dexin Li were appointed as members of the Board of Directors effective on July 13, 2010, 10 days after the date of the filing of a Schedule 14(f) with the SEC. Effective on the Closing Date, Timothy Brasel also resigned as our sole executive officer and Feng Wang and Dexin Li were appointed as our Chief Executive Officer and Chief Operating Officer, respectively.

On the Closing Date, in connection with the Share Exchange Agreement, we also changed our fiscal year end from June 30 to December 31 to conform to the fiscal year end of SC Coke.

On July 20, 2010, SC Coke entered into a loan agreement with Bank of China, Anyang Branch.  The principal amount of the secured loan is approximately $2,937,461.  The secured loan carries an interest rate of 5.841% per annum, is due on July 20, 2011, and is personally guaranteed by the SC Coke shareholders, one of whom is the Chairman of our Board of Directors, and a third party guarantor.

On July 28, 2010, SC Coke entered into a loan agreement with China Construction Bank, Anyang Branch.  The principal amount of the loan is approximately $2,937,461.  The loan carries an interest rate of the PRC prime rate, which was 5.310% per annum on July 28, 2010, and is due on July 28, 2011.

On August 4, 2010, we dismissed Cordovano and Honeck, LLP (“Cordovano”) as our independent registered public accounting firm and engaged Samuel H. Wong & Co., LLP (“SHW”) as our new independent registered public accounting firm. The dismissal of Cordovano is not the result of any disagreement between us and Cordovano on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company.

On August 12, 2010, we appointed Feng Wang, a director of the Company and the Company’s Chief Executive Officer, as President of the Company.

On November 15, 2010, Feng Wang resigned as the Chief Financial Officer of the Company and Lei Wang was appointed as the new Chief Financial Officer, effective immediately.

On March 2, 2011, David Chen was dismissed by the Board as a director of the Company and Senshan Gong was appointed as a member of the Board.

Organization & Subsidiaries

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of BRBH, Shun Cheng HK, nor Anyang WFOE owns any direct equity interest in SC Coke.  On March 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

Entrusted Management Agreement.  Pursuant to the entrusted management agreement between Anyang WFOE, on the one hand, and SC Coke and Xinshun Wang, Xinming Wang and Junsheng Cheng (collectively, the “SC Coke Shareholders”), on the other hand, (the “Entrusted Management Agreement”), SC Coke and the SC Coke Shareholders agreed to entrust the business operations of SC Coke and its management to Anyang WFOE until Anyang WFOE acquires all of the assets or equity of SC Coke (as more fully described under “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Anyang WFOE manages SC Coke’s operations and assets, and controls all of SC Coke’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to any of SC Coke’s net earnings as a management fee, and is obligated to pay all SC Coke’s debts to the extent SC Coke is not able to pay such debts.  Such management fees payable by SC Coke shall accrue until such time as the parties shall mutually agree.  The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of SC Coke by Anyang WFOE is completed.

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

The Company’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. The Company’s organization structure, after taking into account the Share Exchange, is summarized in the figure below:

Market Summary

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

Principal Products

Our principal products are “refined coal” (which is coal processed by coal washing) and coke (which results from the blending of various types of refined coal and subsequently heating such mixed refined coal at high temperatures in a brick oven to produce coke).   The majority of refined coal is used by us in our coke manufacturing process and the balance is sold to our customers.  Metallurgical coke is primarily used in iron and steel manufacturing.  Over the past three years, refined coal and coke have contributed an average of approximately more than 80% of our annual revenues.  SC Coke also sells medium coal and coal slurry (which are byproducts produced from its refined coal process), tar, crude benzol and ammonium sulfate (“amsulfate”) (which are byproducts produced from its coke manufacturing process) and both sells and uses coal gas to provide electricity for its internal operations (which is a byproduct produced from its coke manufacturing process).  During the fiscal year ended December 31, 2010, SC Coke produced approximately 1,104,227 metric tons (“tons”) of coke, 673,765 tons of refined coal (inclusive of Longdu), 51,056 tons of tar, 13,673 tons of crude benzol, 11,949 tons of amsulfate and 450 million cubic meters of coal gas.

Description of Operations

Production Process

Our production process is described as follows:

SC Coke is based in the Henan Province in the central part of China.  SC Coke’s operations are located in Tongye Town, Anyang County, Henan Province, PRC, which is 40 kilometers from Anyang City.  SC Coke and Longdu purchase raw coal from numerous mines, including Anyang Xinlong and Bailianpo, and suppliers deliver coal to SC Coke’s facilities in Tongye Town and Longdu’s facility in Matoujian Town, where the coal is processed, through a coal washing process, to obtain refined coal which is used by SC Coke to make coke or is sold to third parties.  The production of refined coal also results in two byproducts - medium coal and coal slurry.  The coke produced by SC Coke is either loaded onsite onto railcars on its private rail line and transported to customers through the connected national railway system or loaded onto trucks and transported to customers by highway.  Byproducts of the coking process are either sold to customers or recycled for consumption by SC Coke.  The tar gas emitted during the coking process results in four byproducts - tar, crude benzol, amsulfate, and coal gas.  Coal gas is also consumed internally by SC Coke, providing an energy source for its ovens, and is utilized to produce electricity through onsite electric power generators to provide electricity for SC Coke’s operations.  Excess coal gas remaining is then piped and sold to Angang Steel.

Coke Manufacturing

Metallurgical coke is primarily used in iron and steel manufacturing.  China has a national standard for coke, based upon a variety of metrics including, ash and sulfur content, mechanical strength, volatility, moisture content and end-coke content.  According to the national standard, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality.  SC Coke currently only produces Grade II metallurgical coke.

SC Coke is also currently in the process of building a Coke Dry Quenching (“CDQ”) facility which is designed to allow SC Coke to reduce emissions, generate Certified Emission Reductions (“CER”) which can be sold, and potentially improve the coke quality, and so that it can possibly produce Grade I metallurgical coke.  The CDQ facility expansion is discussed in additional detail under “Expansion Plans” below.

SC Coke also plans to expand its plant with two new coke ovens and a facility to hold the new coke ovens.  The additional coke ovens contained in the facility are expected to increase SC Coke’s annual production capacity by approximately 1.3 million tons to a total of approximately 3 million tons.

In SC Coke’s coke production process, five types of raw coal (with different levels of volatility) are currently purchased and blended by SC Coke in the following approximate proportions:

Type	Proportion
Coking coal	17 to 20%
One-third coke coal (high volatility)	20 to 35%
Low sulfur rich coal (medium to high volatility)	10%
High sulfur rich coal (medium to high volatility)	13%
Lean coal (low volatility)	20 to 25%

After the five types of raw coal have been unloaded at SC Coke’s plant, they are stored on site in an open air storage facility with wind prevention retention walls, and transported into batching towers by a mechanical conveyer where the raw coal is subsequently mixed into a refined coal blend.  The blended refined coal is crushed and mixed before being sent, by mechanical conveyor, into delivery coke carts and tamped into the correct size and shape according to the specifications of SC Coke’s ovens.  After tamping, the refined coal is mechanically delivered into the ovens where it is treated at a high temperature for a period of between 18 to 24 hours to produce coke.  The coke is transported by receiving coke carts to a coke quenching tower located adjacent to the plant where water is currently used to quench the coke.  After cooling, the coke is transported by mechanical conveyor to the distribution center near the private rail line owned by SC Coke, and thereafter it is transported by rail or road to customers.

SC Coke currently produces coke onsite from a series of five coke ovens with an annual capacity of up to approximately 1.7 million tons.  SC Coke produces coke between the size of 25 to 40 millimeters which complies, and is consistent, with the Chinese national specifications for Grade II coke.  Such coke must comply with the following national standards:

•	less than 13.5% ash;

•	less than 0.8% sulfur;

•	a specified mechanical strength;

•	a volatility less than 1.8%;

•	a moisture content less than 12.0%; and

•	an end-coke content less than 86.0%.

Tar gas is emitted during the coke production process.  SC Coke processes the tar gas to produce byproducts which can be sold or recycled.  This process consists of:  (i) air cooling and condensation of the tar gas to extract tar, (ii) deaminating the residual gas (using sulfuric acid which produces a chemical reaction when mixed with ammonia) to produce amsulfate, (iii) “washing” the residual gas to produce crude benzol, and (iv) removing the sulfur from the residual gas to produce coal gas which can be recycled for use in connection with heat generation in the coke production process and to generate electricity for SC Coke’s self consumption.  Excess coal gas is then piped and sold to Angang Steel.  Based on the normal range of volatility in SC Coke’s refined coal blend, as currently constituted, 100 tons of coke will generally yield to SC Coke approximately the following amounts of coke byproducts:  4 to 4.5 tons of tar, 1 ton of crude benzol, 1.1 tons of amsulfate, and 400 to 420 cubic meters of coal gas.

SC Coke’s annual production volumes of coke for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual
Fiscal	Production
Year	(Tons)

2007	514,820

2008	545,643

2009	722,175

2010	1,104,227

Refined Coal

SC Coke and Longdu operate coal-washing facilities that are capable of producing in excess of 2 million tons of refined coal per year.  Raw coal contains impurities, such as shale, that require separation to obtain refined coal.  SC Coke and Longdu use both water-based jig and dense medium separation washing processes to produce refined coal.  The water-based jig process relies on the use and flow of water to separate coal from shale as they have different densities; it is a more conventional process that has the advantages of requiring simpler equipment and a faster process, which enables large scale production.  SC Coke and Longdu have easy access to an abundance of water at a low price.  SC Coke and Longdu are permitted by the local government to utilize underground water at their sites.  In contrast, the dense medium separation process is a newer technology that has the advantage of higher recovery rates and a smaller area required for operations.  Dense medium separation utilizes the differences in the densities of coal and shale, which when processed, allows the coal, which is lighter, to be separated from the heavier shale.

Approximately 1.3 tons of raw coal yield 1 ton of refined coal.  The refined coal produced by SC Coke and Longdu is both used by SC Coke in its coking plant and sold to customers.   In fiscal 2010, SC Coke consumed approximately 1,504,092 tons of refined coal (from internal production and external purchase) and sold approximately 48,927 tons of refined coal.  In addition to refined coal, the coal-washing process produces two byproducts:

•
“Medium” coal, a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and coal slurry (described below), and sold for home and industrial heating purposes; and

•
Coal slurry, sometimes called coal slime, are the castoffs and debris from the coal washing process.  Coal slurry can be used as a fuel with low thermal value, and is sold “as is” or mixed with “medium” coal.

SC Coke’s annual production volumes of refined coal for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual
Fiscal	Production
Year	(Tons)

2007	810,186

2008	555,316

2009	595,518

2010	673,765

Coke Byproducts

Tar

Tar is an ingredient of asphalt, and is commonly used in the treatment of psoriasis, as an ingredient in certain disinfectants and for roofing and insulation applications.

SC Coke’s annual production volumes of tar for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	10,024

2008	19,105

2009	42,103

2010	51,056

Amsulfate

Amsulfate is used mainly as an agricultural fertilizer and can also be used in garment manufacturing, and in the leather and medical industries.  SC Coke’s annual production volumes of amsulfate for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	4,935

2008	6,536

2009	8,555

2010	11,949

Crude Benzol

Crude benzol is a base material which, when further processed, can produce products such as benzene.  Derivative products made from crude benzol are used in dyes, pesticides, spice production, solvents or bonds in paint making, paint spraying, shoemaking, and furniture manufacturing.  SC Coke’s annual production volumes of crude benzol for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	1,671

2008	1,557

2009	7,915

2010	13,673

Coal Gas

SC Coke uses coal gas for internal use to generate heat for its ovens and to produce electricity.  Any excess gas is piped and sold to Angang Steel.  Prior to 2008, there were no external sales of coal gas and the excess coal gas was flared off to minimize discharge into the environment.  In 2008, SC Coke purchased a 19% interest in Angang Steel and entered into a contract with Angang Steel to pipe and sell the excess coal gas produced by SC Coke to Angang Steel.

SC Coke’s annual production of coal gas for the fiscal years ended December 31, 2007, 2008, 2009 and 2010, were approximately as follows:

Annual Production
(Million Cubic
Fiscal Year	Meters)

2007	214

2008	227

2009	300

2010	450

Electricity Generation

Electricity that is generated by SC Coke is used to power SC Coke’s operations at its plant.  SC Coke estimates that the replacement cost of this electricity, if it had to be purchased from the state-owned utility, would be in excess of $800,000 (based on usage and prices in 2009) per year.  For the fiscal year ended December 31, 2010, SC Coke generated approximately 140 million kilowatt-hours of useable electrical power for self consumption.  In 2010, SC Coke consumed approximately $774,049 of electricity from the state electricity grid.

Expansion Plans

SC Coke plans to expand its plant with two new coke ovens.  In December 2009, SC Coke started construction on the two additional 5.5 meter coke ovens.  SC Coke estimates that the expansion will be completed by May 2011, but SC Coke expects that the additional ovens will not go into operation until the first quarter of 2011, although no assurances can be made that the construction will be completed, or operations commenced, by such dates.  As of the date hereof, SC Coke has completed approximately 80% of the plant construction and issued purchase orders for approximately 80% of the total required equipment necessary to complete the expansion.  The total cost of such plant expansion is expected to be approximately $85 million and is expected to be financed by debt and/or equity financings and internally generated cash flow. To date, SC Coke has expended approximately $24 million on the expansion.  If additional financing is not obtained, SC Coke may need to reduce, defer or cancel its expansion plans.

SC Coke is currently conducting the required environmental impact assessment for the expansion of its plant and expects to be completed within the next several months.  Upon completion of the assessment, SC Coke will provide its report to the appropriate environmental protection authority for approval.  SC Coke cannot provide any assurances whether or when it will obtain the approval from the environmental protection authority.

In August 2009, SC Coke started construction of a CDQ facility.  Currently, SC Coke utilizes water quenching, and the water containing coke dust vaporizes and is released into the atmosphere.  In the CDQ facility, red-hot coke will be cooled by gas circulating within an enclosed system, thereby preventing the release of airborne coke dust. The thermal energy of the red-hot coke, which is lost in the conventional system, will be collected and reused as steam to be used as heat and to generate electricity in the CDQ system.  This technology uses less fossil fuel and results in lower carbon dioxide emissions.  The CDQ project has received approval from the PRC government and has been designated a Clean Development Mechanism project by the Chinese government, which qualifies for CERs.  The cost of constructing this facility is expected to be approximately $30 million, of which approximately $19 million has been expended to date.  Because the CDQ is an environmental conservation project, a portion of the total cost of the project is expected to be provided pursuant to grants by the Chinese government.  To date, SC Coke has received grants in the amount of approximately $1.1 million.  There can be no assurance that additional grants will be received.  Any funding requirements not satisfied through grants by the Chinese government are expected to be financed through internal cash flow.  See discussion below under the heading “Clean Development Mechanism.”  SC Coke estimates that the construction on the CDQ facility will be completed by May 2011, although no assurances can be made that the construction will be completed by such date.

An additional benefit of the CDQ facility is that it is expected to increase the quality of coke produced, which may enable the coke produced by SC Coke to comply with the higher national standards for Grade I metallurgical coke.  However, there is no assurance that the CDQ facility will, by itself, enable SC Coke to produce Grade I metallurgical coke.

Product and Suppliers Quality Control

SC Coke adopts rigorous and frequent sampling and testing to ensure quality control over its products in the coke and coke byproduct manufacturing processes.   SC Coke maintains an onsite testing laboratory to perform the testing.

Raw materials received from suppliers are subject to testing for suitability prior to their use by SC Coke.  This pre-qualification process can take between two weeks to several months, depending on the type of raw material.  Different raw materials are subject to different testing criteria.  SC Coke also maintains a list of suppliers who are able to produce coal suitable for SC Coke’s needs if its regular suppliers are unable to meet its demands.

Samples of raw materials and products are numerically tagged, identified and stored for internal audit purposes to ensure that sample testing errors are minimized.  Internal audits generally take place on a bi-weekly basis.  Samples are typically kept for approximately one month at the laboratory before transfer to SC Coke’s warehouse for reuse in the coke or coke byproduct manufacturing processes.

In the coke production process, refined coal is sampled and tested before transfer into SC Coke’s stockpile.  Samples at the stockpile are tested before blending.  Once the blending and crushing is completed before tamping, the blended refined coal is tested every two hours.  To the extent any issues are identified during the testing process, SC Coke refines the incorrect blend at separate batching towers.  Coke at the distribution center is tested before transport to customers.  This testing is usually performed every 4 hours.

Suppliers

SC Coke and Longdu source raw coal from local coal mines, including mines in which SC Coke has an ownership interest, for its refined coal production and refined coal for its coke production.  The mine operated by Bailianpo, in which SC Coke’s sole director and majority shareholder owns a 43.86% interest, provides approximately half of the amount of raw coal it mines to SC Coke and Longdu.  Bailianpo supplied approximately 13% of SC Coke and Longdu’s raw coal in 2010.  SC Coke and Bailianpo are parties to a purchase agreement pursuant to which SC Coke will buy 150,000 tons of raw coal per year at a price of approximately $104 per ton.  The agreement with Bailianpo has a term that expires on December 31, 2013, and is subject to certain adjustments and renegotiation based on the price published by the mining bureau in China.  In addition, SC Coke purchases coking coal from Anyang Xinlong (an affiliate of SC Coke), which supplied approximately 50% by dollar value of SC Coke’s coking coal purchased in 2010.  SC Coke and Anyang Xinlong are parties to a purchase agreement pursuant to which SC Coke will buy 120,000 tons of raw coal per year at a price of approximately $104 per ton.  The agreement with Anyang Xinlong has a term that expires on December 31, 2013, and is subject to certain adjustments and renegotiation based on the price published by the mining bureau in China.

SC Coke supplies approximately 41% of its own refined coal requirements (by dollar value in 2010) and procures the balance from external suppliers.  Local suppliers provide five types of raw coal comprising coking coal, one-third coke, low sulfur rich coal, high sulfur rich coal and lean coal  In 2010, SC Coke’s coal supply arrangements by dollar value were as follows:  (1) all of SC Coke’s coking coal supply was provided by 3 companies (including Anyang Xinlong, in which SC Coke holds a 16% interest, which supplied approximately 50% by dollar value); (2) all of SC Coke’s one-third coal was purchased from one supplier; (3) approximately 38% of SC Coke’s purchase of low sulfur rich coal was from one supplier; (4) all high sulfur rich coal was purchased from one supplier; and (5) approximately 50% of SC Coke’s lean coal requirements was from one supplier.  Refined coal can be purchased from other suppliers if any of these types of raw coal are unavailable, or available in insufficient amounts.

Generally, SC Coke’s suppliers contract for its main raw materials, namely raw coal and refined coal, on a monthly basis with monthly renewals.  The prices and volumes fluctuate each month, and prices are based on then-prevailing market conditions.  Purchases from most suppliers require 100% advance payments.

SC Coke believes that it has established stable cooperative relationships with its suppliers, but also expects it could, if necessary, readily find alternative sources of coal near its plant, as Henan Province is one of China’s main coal producing centers.

SC Coke’s other principal raw materials include water drawn from underground sources, for which SC Coke has the requisite permits, and electricity, approximately 80% of which SC Coke generates onsite from its own power stations and which is supplemented from the local state-owned utility as necessary.  SC Coke also uses raw materials, such as sulfuric acid, in the manufacture of amsulfate.   These materials are readily available and there is no shortage of other suppliers to choose from if there is any shortfall.

Customers

SC Coke sells all of its products within China.  Its customers are concentrated in North China, East China, Central China and South China.  SC Coke sells its coke to mostly national and provincial steel manufacturing companies and sells its refined coal to coke producers and others.

SC Coke’s largest coke customer was Anyang Xinpu Steel Co. Ltd., which accounted for 20% of coke revenue sales in 2010.  SC Coke’s top five coke customers accounted for approximately 65% of coke revenue sales in 2010.

The largest five customers of refined coal accounted for 100% of refined coal sales revenue in fiscal 2010.  Hangzhou Tongda Energy Co. Ltd. was the largest customer of refined coal and accounted for approximately 92% of refined coal sales revenue in 2010.

Company sales personnel conduct routine visits to customers.  SC Coke has long-standing relationships with these customers, and management believes that these relationships are stable.

SC Coke’s top ten major customers accounted for approximately 80% of its revenue in fiscal 2010; non-renewal or termination of SC Coke’s arrangements with these customers would have a materially adverse effect on SC Coke’s revenue.  In the event that any one of its major customers does not renew or terminates its arrangement with SC Coke, there can be no assurance that SC Coke will be able to enter into another arrangement similar in scope.  Additionally, there can be no assurance that SC Coke’s business will not remain largely dependent on a limited customer base accounting for a substantial portion of its revenue.

Transportation and Distribution

SC Coke owns and operates a private rail track approximately 1.7 kilometers in length that connects SC Coke’s plant to the Chinese national railway system at the Henan An-Li Railway Lizhen Railway Station.  Refined coal and coke are loaded from SC Coke’s platform onto railcars to be transported to customers primarily in Central Eastern China, which includes the provinces of Hebei, Henan, Shandong, Hubei, Anhui, Guangdong, Jiangsu and Zhejiang.  SC Coke also transports its products to customers by truck.  In 2010, approximately 58% of SC Coke’s product sales were delivered to customers by railway network and 42% of products were delivered by road transportation.

Competition

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

Although SC Coke’s current primary products are refined coal and coke, it considers itself as primarily a coke producer.  SC Coke intends to continue to expand its coke production volumes and internal consumption of refined coal.  Refined coal sales as a percentage of SC Coke’s total revenue has been declining since 2007.  This trend is likely to continue with the current expansion of SC Coke’s production facility.  As such, SC Coke’s main competitors are now, and likely to be for the foreseeable future, coke producers.

SC Coke competes in the coke market at the national, provincial and local levels. There are several large coke producers, such as Shanxi Coking Co., Ltd and Shenhua Group that provide and sell coke on a national level.  However, the availability and cost of transportation to customers may often be a factor which limits these large producers from competing effectively in local markets. A key provincial competitor is Pingmei Group, part of the Pingdingshan Coal Group, a large state-owned company which produces coal, refined coal and coke.  Pingdingshan Coal Group’s operations are located in Pingdingshan City, Henan Province, which is approximately 300 kilometers from SC Coke.  Local competitors include Linzhou Xinda Coking Co. Ltd, Henan Province Xinlei Group Co. Ltd, Henan Province Liyuan Coking Co. Ltd and Henan Province Yulong Coking Co. Ltd.  Competitive factors that influence coke sales include geographic location and available transportation to customers, product prices, long-standing client relationships, payment terms, reliability of delivery, quality and grade of coke, and quality of customer service.  The principal competitive factor that influences SC Coke’s sale of its byproducts is price.

Government Regulation

The following is a summary of the principal governmental laws and regulations that are or may be applicable to SC Coke’s operations.  The scope and enforcement of many of the laws and regulations in the PRC described below are uncertain.

Coal Business

According to the Coal Trading Supervision Regulation issued by the National Development and Reform Commission, any enterprise engaging in the business of the sale of coal, washed and selected coal products, and processing and sale of coal for civilian use is required to obtain a Coal Trading Qualification Certificate, which is valid for three years and may be renewable upon application 30 days before expiration.  Currently, SC Coke holds a valid Coal Trading Qualification Certificate, which expires October 31, 2010.

Under the Work Safety Law of the PRC, the Work Safety Permit Regulation and Work Safety Permit Implemental Regulation for Dangerous Chemical Products Manufacturer, an enterprise which manufactures flammable and/or explosive chemical products is required to obtain a Work Safety Permit before it starts producing such products.  A Work Safety Permit is valid for three years and may be renewed after application and documentation and on-site examination as needed by the relevant authority. Currently, SC Coke has a valid Work Safety Permit for coke, tar, benzol and gas, which expires April 18, 2013.

According to the National Industrial Product Manufacture License Regulation of the PRC and its implementing rules, enterprises producing dangerous chemical products are required to obtain a National Industrial Product Manufacture License, which is valid for five years and renewable upon application to the provincial Administration of Quality Supervision, Inspection and Quarantine six months before expiration. Currently, SC Coke has a valid National Industrial Product Manufacture License for organic dangerous chemicals, which expires August 27, 2013.

Under the Prevention and Control of Radioactive Pollution Law of the PRC and the Regulation for Safety and Protection of Radioisotopes and Radiation Apparatus, any enterprise engaging in the business of the sale, manufacture and use of radioisotopes and radiation apparatus is required to obtain a Radiation Safety License, which is valid for five years and may be renewed upon application within three months before expiration.  Currently, SC Coke holds a valid Radiation Safety License, which expires June 27, 2013.

Environmental Impact Assessment

According to the Environment Protection Law of the PRC, the Environment Impact Assessment Law of the PRC and the Construction Project Environment Protection Regulations promulgated by the State Council on November 29, 1998, any enterprise which constructs a fixed asset investment project is required to submit an environmental impact assessment to an environmental protection administrative authority for approval.  If such enterprise embarks on the construction without submission of the environmental impact assessment or approval by the applicable environmental protection administrative authority, they will be required to provide the environmental impact assessment and may be subject to a fine ranging from approximately $7,310 to $29,240.  For each new construction and expansion of a fixed asset investment project, SC Coke is required to conduct an environmental impact assessment.

On May 10, 2010, the Environmental Protection Bureau of Anyang County (the “EPBAC”) issued an environmental protection administrative penalty notice to SC Coke for the construction of five coke ovens and related facilities without obtaining the approval of an environmental impact assessment and ordered SC Coke to stop construction and imposed a fine from approximately $7,310 to $29,240.  SC Coke has appealed to, and is waiting for a final decree from, the EPBAC.  The construction of two new coke ovens may be delayed until SC Coke completes, and obtains approval of, an environmental impact assessment for those ovens.  Any failure to obtain such approval may have a material adverse effect on SC Coke.

Other than as described above, SC Coke has conducted environmental impact assessments for its current production projects, which have been approved by the relevant environmental protection administrative authorities.

Pollution Emission

According to the Tentative Plan of Pollution Emission License issued by the State Administration of Environment Protection (currently the Ministry of Environment Protection), on January 2, 2004, the local environmental protection government department may issue a pollution emission license for a period of two years.  However, there is no formal legislation concerning the pollution emission license.  In practice, enterprises will apply for a new pollution emission license to the local environment protection government department prior to the permit’s expiration. A pollution emission license is valid for two years and may be renewed after application and on-site examination as needed by the relevant authority.  Currently, SC Coke has a pollution emission license issued by the Environmental Protection Bureau of Henan Province which expires on August 14, 2010.

On April 23, 2010, the EPBAC issued a pollutant over-limit rectification notice to SC Coke for coke oven gas and dust emissions and required SC Coke to rectify and control emissions within accepted limits.  SC Coke rectified the condition and reported to EPBAC on May 13, 2010.  SC Coke estimates that there will be no contingent liability resulting from such notice, although there can be no assurance that the EPBAC will not assess a penalty for the excess emissions.

Clean Development Mechanism (“CDM”)

To implement the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol to which China is a signatory, the National Development and Reform Commission, Ministry of Science and Technology, Ministry of Finance and Ministry of Foreign Affairs promulgated the Clean Development Mechanism Projects Administration Regulation on October 12, 2005.  According to such regulation, a CDM project is required to be approved by the National Development and Reform Commission and the Chinese government is entitled to collect 2% of the revenue from the sale of CERs by a Chinese entity.  On April 9, 2009, the National Development and Reform Commission issued an approval to certify the CDQ project of SC Coke as a CDM project.

Dividend Distribution

The Company’s operations are conducted through SC Coke.  It relies on dividends and other distributions from Anyang WFOE and SC Coke to provide it with its cash flow and allow it to pay dividends on the shares and meet its other obligations.  The principal regulations governing distribution of dividends paid by wholly foreign-owned enterprises include:

•           Wholly Foreign-Owned Enterprise Law (1986), as amended; and
•           Implementation Rules on Wholly Foreign-Owned Enterprise Law (1990), as amended.

Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital.  These reserves are not distributable as cash dividends.

Foreign Currency Exchange

On August 29, 2008, the State Administration of Foreign Exchange (“SAFE”) issued the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-funded Enterprises (“Circular 142”).  Circular 142 requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  The use of such Renminbi capital may not be changed without SAFE’s approval and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted by Offshore Special Purpose Companies (“SAFE Notice 75”) which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. Under SAFE Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC.  An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains.  The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.  The failure to comply with such registration requirements may subject Anyang WFOE to restrictions including, but not limited to, the increase of the registered capital of Anyang WFOE, loans to Anyang WFOE, and dividend distributions abroad from Anyang WFOE.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and SAFE, jointly adopted the Provisions on the Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006.  This regulation, among other things, includes provisions that purport to require that an offshore special purpose company (“SPV”) which is formed for purposes of listing of equity interests in PRC companies through the acquisition of PRC company equity with foreign equity as consideration and which is controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on a stock exchange outside of the PRC.

On September 21, 2006, the CSRC published procedures regarding its approval of listings by SPVs outside of the PRC.  The CSRC approval procedures require the filing of a number of documents with the CSRC.  It would generally take several months to complete the approval process. Based on our understanding of current PRC laws and as advised by our PRC counsel, SC Coke believes the structure of our restructuring, including the VIE Agreements and Call Option Agreements, is not subject to the New M&A Rule.

Employees

We currently have approximately 1,324 employees, of which approximately 125 are professional technicians who possess national professional certification within their area of expertise, including such areas as high pressure coke oven operators, heavy equipment and crane operators and chemical, civil and electrical engineers.  Of the total employees, 866 are employed in our plant while 310 employees serve in administrative and executive services capacities.  Our sales department currently has approximately 23 employees, of which 12 are responsible for customer accounts and relationships.

In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees for a term of 3 to 5 years.  The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated, and in compliance with the Employment Contract Law of PRC.

Under the Employment Contract Law of PRC, upon the termination of an employment agreement by us without cause or expiration of an employment agreement without an offer to renew, we are obligated to pay the applicable employee compensation equal to one month’s salary for each year the employee has been employed by us, up to a maximum of twelve years (“Compensation”), except where (1) the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect on us; (2) the employee receives pension payments; (3) the employee dies or is declared dead or missing; or (4) we offer to renew the employment agreement with equal or higher consideration and the employee does not accept it.  In these cases, we are not required to pay any Compensation and may terminate an employment agreement without prior notice.  If the employee’s salary is greater than three times the average salary for the last year in Anyang City, the Compensation will be calculated by multiplying such average salary by three, and then multiplying the product obtained by the number of years the employee was employed by us, up to a maximum of twelve years.

We may terminate an employment agreement upon 30 days prior written notice or without prior notice upon an extra payment of one month salary and with Compensation payable to such employee, for any of the following reasons:  (1) sickness or non-working injury and after medical treatment an employee is not able to do the original work or other assignments designated by us; (2) an employee is unable to perform his job and after training or position adjustment and is still unable to perform his job at a suitable level; and (3) the employment cannot be performed due to a fundamental change of circumstances and the employer and employee fail to reach an agreement to change the original employment contract.

If we terminate an employment agreement prior to its expiration for any reason other than as described above, the employee has the right to either enforce the agreement or to terminate the agreement and require us to pay an amount equal to twice the Compensation.

An employee may at any time terminate the employee’s employment agreement upon 30 days prior written notice.

ITEM 1A.    RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occurs, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment.

Risks Relating to SC Coke’s Business

SC Coke’s future operating results have been and may continue to be affected by fluctuations in raw material prices.  SC Coke may not be able to pass on cost increases to customers.

SC Coke’s operating profits have been and may continue to be negatively affected by fluctuations in the price of raw materials which consist primarily of raw coal and refined coal.  SC Coke is subject to short-term coal price volatility.  SC Coke may, based on operations and prevailing market conditions, periodically purchase raw materials at higher prices.  In the past, SC Coke has been unable to pass the cost increase of raw materials on to customers and may not be able to do so in the future.  This has adversely affected and may continue to adversely affect SC Coke’s gross margins, profitability and operations.  SC Coke’s sales agreements with customers generally contain provisions that permit the parties to adjust the contract price of the coke that SC Coke produces upward or downward at specified times.  For example, SC Coke may adjust these contract prices because of increases or decreases in the price of raw materials from SC Coke’s mining suppliers, general inflation or deflation, or changes in the cost of producing coke caused by such things as changes in taxes, fees, royalties or the laws regulating the mining, production, sale or use of raw coal and refined coal.  However, SC Coke may not be able to pass on cost increases to customers.  A general rise in coking coal prices also may adversely affect the price of, and demand for, coke and products made with coke such as iron and steel.  This may in turn lead to a fall in demand for SC Coke’s products.

Factors beyond our control could impact the amount and pricing of coal supplied by third parties.

SC Coke purchases coal, including raw coking coal and refined coal, from third parties.  Operational difficulties, changes in demand for contract mine operators from SC Coke’s competitors and other factors beyond SC Coke’s control could affect the availability, pricing and quality of coal suppliers, including raw coking coal, produced for it by independent contract mine operators.  Disruptions in supply, increases in prices paid for raw coal and refined coal produced by or purchased from third parties, or the availability of more lucrative direct sales opportunities for SC Coke’s purchased coal sources could increase its costs or lower SC Coke’s volumes, either of which could negatively affect SC Coke’s profitability and operations. In addition, mine accidents, weather-related problems, strikes, lock-outs or other events experienced by SC Coke’s suppliers could impair SC Coke ability to supply coal to customers if it is not able to find substitute sources to obtain its coal.

The demand for SC Coke’s products are cyclical and is affected by industrial economic conditions.  Downturns in the economy may reduce demand for SC Coke’s products and its revenues could decline.

Because SC Coke does not export its products out of China, its business and operating results are primarily dependent upon China’s domestic demand for metallurgical coke.  However, because the domestic demand for metallurgical coke in China is impacted by the international demand for metallurgical coke, SC Coke is also susceptible to fluctuations in the international markets.  The domestic and international metallurgical coke markets are cyclical and exhibit fluctuations in supply and demand from year to year and are subject to numerous factors beyond SC Coke’s control, including, but not limited to, economic conditions in China, global economic conditions and fluctuations in industries with high demand for metallurgical coke, such as the steel, iron and power industries.  A significant decline in demand or excess supply for metallurgical coke may have a material adverse effect on SC Coke’s business and results of operations.

In addition, nearly all of SC Coke’s sales are concentrated in the North China, East China, Central China and South China.  Accordingly, SC Coke is susceptible to fluctuations in business caused by adverse economic conditions in those regions.  Difficult economic conditions in other geographic areas into which SC Coke may expand may also adversely affect its business, operations and finances.

If any of SC Coke’s sales agreements for its primary products of coke and refined coal terminates or expires, its revenues and operating profits could suffer.

A substantial portion of SC Coke’s primary product sales are made to customers under short term monthly sales agreements. It is common business practice in China that metallurgical coke and refined coal sale agreements are entered into for monthly terms, with monthly renewals.  This practice makes it difficult for SC Coke to forecast long-term purchase and sale quantities and can negatively affect its ability to manage inventory.  These agreements may be terminated or breached by a customer. We cannot provide any assurances that SC Coke will be able to renew any of these agreements on terms equally or more favorable to SC Coke. Non-renewal or termination of SC Coke’s agreements with any of, or a material breach by, these customers could have a material adverse effect on SC Coke’s revenue.

In the past, SC Coke has derived a significant portion of its sales from a few large customers.  If SC Coke were to lose any such customers, its business, operating results and financial condition could be materially and adversely affected.

SC Coke’s customer base for its primary products, which contribute a high percentage of revenues, has been highly concentrated.  As of December 31, 2009, SC Coke’s top ten customers for its primary products contributed approximately 88% of its sales revenue, while its largest customer contributed approximately 19.8% of its sales revenue.  SC Coke’s total number of customers is relatively concentrated and limited, and any adverse developments to any one of their business operations, or any material breach, termination or non-renewal of agreements by such customers, could have an adverse impact on SC Coke's business, operating results and financial condition.

Consolidation in the Chinese iron and steel industries may adversely affect SC Coke's business operations.

Many of SC Coke’s customers are iron and steel manufacturing companies.  On March 20, 2009, the General Office of the State Council issued the Blueprint for the Adjustment and Revitalization of the Iron and Steel Industry which sets forth the PRC government’s objectives of, among other things, controlling the total national capacity of, and encouraging consolidation in, the steel industry from 2009 to 2011.  As a result, the number of iron and steel manufacturers will likely decrease, with an emergence of larger iron and steel companies formed by strategic alliances and mergers and acquisitions.  This consolidation may have the effect of reducing the number of customers available to purchase SC Coke’s products and may result in the loss of current customers who are acquired by other iron and steel manufacturing companies, which have their own suppliers.  If any of the foregoing occurs, SC Coke's business, market position, growth prospects and operating results may be adversely affected.

PRC coal mining industry consolidation may adversely affect SC Coke's business operations.

In order to enhance coal mining safety, coal exploration efficiency and environmental protection, the PRC government has taken initiatives to consolidate the coal mining industry.  This consolidation may have the effect of reducing the supply of coal available to SC Coke.  In addition, if a supplier of SC Coke is acquired, the terms of any supply contracts may no longer be available as part of the consolidation.  If any of the foregoing occurs, SC Coke's business, market position, growth prospects and operating results may be adversely affected.

Iron and steel consumption is highly cyclical, and worldwide overcapacity in the iron and steel industries and the availability of alternative products have resulted in intense competition.

Iron and steel consumption is highly cyclical and volatile and generally follows economic and industrial conditions both worldwide and in regional markets.  The iron and steel industries have often been characterized by excess global supply, which has led to substantial price decreases during periods of economic weakness. Substitute materials are increasingly available for many iron and steel products, which further reduces demand for iron and steel.  Any downturn in the iron and steel industries may have an adverse effect on SC Coke's business, market position, growth prospects and operating results.

Restrictions on financing in the real estate industry may affect SC Coke's business operations.

In order to address concerns regarding the real estate market, the PRC government has placed certain restrictions on the ability of purchasers to obtain financing for the acquisition of residential and commercial real estate.  These restrictions, in turn, may negatively impact the demand for iron and steel.  Many of SC Coke’s customers are national and provincial iron and steel manufacturing companies.  If SC Coke’s iron and steel company customers reduce their purchases from SC Coke as a result of any such restrictions, SC Coke’s business and operations would be adversely affected.

There can be no assurance that any byproducts of the coking process SC Coke plans to sell will achieve significant market acceptance or will generate significant revenue.

SC Coke plans to increase its coke production capacity which will increase byproducts available for sale to third party customers.  SC Coke can offer no assurances that customers will purchase such byproducts from it or will purchase the increased volume of such byproducts that it may offer for sale.  SC Coke's inability or failure to position and/or price any byproducts competitively could have a material adverse effect on its business, results of operations or financial position.

SC Coke is unable to shut down its coke production process if demand for its coke products decreases.

SC Coke produces coke using coke ovens which are made of brick.  Since the bricks must be maintained at a relatively constant temperature, any prolonged significant reduction in the temperature could permanently damage the coke ovens.  Accordingly, in the event demand for SC Coke’s products were to decrease, SC would be unable to stop production, even if such production is uneconomical.

A reduction in coke production would result in a lower volume of SC Coke’s byproducts available for sale.

SC Coke sells the byproducts of its coke production process to third parties.  If SC Coke were to decrease production of coke, the amount of byproducts available for sale would be reduced.  Any reduction in coke production will adversely impact SC Coke’s revenue which will be exacerbated by the consequential reduction in coke byproducts available for sale, which in turn may have a material adverse effect on its business and results of operations.

SC Coke relies on a limited number of third-party suppliers for its supply of coal and refined coke and the loss of any such supplier could have a material adverse effect on our operations.

SC Coke is dependent upon its relationships with a limited number of local third parties for its supply of coal.  While SC Coke expects to increase the number of suppliers it uses as its business expands, if any of these suppliers, and in particular its largest supplier, terminate their supply relationship with SC Coke, it may be unable to procure sufficient amounts of coal to fulfill its needs.  If SC Coke is unable to obtain adequate quantities of coal to meet the demand for its products, SC Coke's customers could seek to purchase products from other suppliers, which could have a material adverse effect on SC Coke's revenues.

Disruption in the transportation of SC Coke's coking products or difficulties experienced with respect to the transportation of its coke ore refined coal could make its operations less competitive and result in the loss of customers.

Coke and refined coal producers and processors primarily depend upon rail and trucking to deliver coal to markets.  While SC Coke's customers typically arrange and pay for transportation of coke and refined coal from its facilities to the point of use, any disruption of these transportation services because of natural disasters, weather-related problems, strikes, lock-outs or other events could temporarily impair SC Coke's ability to supply coke and refined coal to customers and thus could adversely affect its results of operations.  If transportation for SC Coke's coke and refined coal becomes unavailable or uneconomic for its customers, its ability to sell coke and refined coal could suffer.  Transportation costs can represent a significant portion of the total cost of coke and refined coal.  Since SC Coke’s customers typically pay that cost, it is a critical factor in a distant customer’s purchasing decision.  If transportation costs SC Coke charges its customers are not competitive, the customer may elect to purchase from another company.

SC Coke may not complete plant construction or expansion projects, or it may complete projects on materially different terms or on a different schedule than initially anticipated, and it may not be able to achieve the intended benefits of any such project, if completed.

SC Coke is currently in the process of expanding its plant and completing its CDQ facility and may undertake additional expansion projects in the future.  SC Coke anticipates that it will be required to seek additional financing in the future to fund current and future plant construction and expansion projects and may not be able to secure such financing on favorable terms, if at all.  If additional financing is not obtained, SC Coke may need to limit, defer, or cancel its expansion plans.  In addition, projects may not be able to be completed on time as a result of natural disasters, weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond SC Coke’s control.  Even if plant construction and expansion projects are completed, the total costs of the projects may be higher than anticipated and the performance of SC Coke's business following the completion of any projects may not meet expectations.  Also, SC Coke may not be able to continue to meet the requirements for incentives granted by the PRC government or such programs could be modified or eliminated altogether. Further, SC Coke may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs.  Any of these or other factors could adversely affect SC Coke's ability to realize the anticipated benefits from the plant construction and expansion projects.

SC Coke may not be able to meet quality specifications required by its customers and as a result could incur economic penalties or the cancellation of agreements which would reduce its sales and profitability.

Most of SC Coke’s coke sales agreements contain provisions requiring it to deliver coke meeting quality thresholds for certain characteristics such as sulfur content, ash content, mechanical strength, volatility, moisture content and end-coke content.  If SC Coke is not able to meet these specifications, because, for example, it is not able to source coal of the proper quality, it may incur penalties, including price adjustments, the rejection of deliveries or termination of the contracts.

SC Coke’s business is highly competitive and increased competition could reduce its sales, earnings and profitability.

The coal washing and coke businesses are highly competitive in China, and SC Coke faces substantial competition in connection with the marketing and sale of its products.  Most of SC Coke’s competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than it has, and have products that have gained wide customer acceptance in the marketplace.  The greater financial resources of SC Coke’s competitors permit them to implement extensive marketing and promotional programs.  SC Coke could fail to expand its market share, and could fail to maintain its current share.  Increased competition could also result in overcapacity in the Chinese coke industry in general.  Any overcapacity could reduce processed coke prices in the future and SC Coke’s profitability would be impaired.

SC Coke's success depends on attracting and retaining qualified personnel.

SC Coke is highly dependent on the knowledge of governmental issues of Xinshun Wang, its Chairman, and the operational expertise of its Chief Executive Officer, Feng Wang and Dexin Li, its Chief Operating Officer, and the loss of any of their services and support would have a material and adverse impact on SC Coke's operations.  If one or more of SC Coke's key personnel are unable or unwilling to continue in their present positions, it may not be able to easily replace them, and it may incur additional expenses to recruit and train new personnel.  The loss of SC Coke's key personnel could severely disrupt its business and its financial condition and results of operations could be materially and adversely affected.  Furthermore, since the industries SC Coke invests in are characterized by high demand and intense competition for talent, it may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future.  There can be no assurances that SC Coke will be able to attract or retain the key personnel needed to achieve its business objectives.  If SC Coke were to lose the services of its key senior managers, its ability to operate would be impaired.  SC Coke does not have key-man life insurance on the lives of its executives.

SC Coke's future success will depend in large part on its continued ability to attract and retain other highly qualified management and operational personnel, as well as personnel with expertise in SC Coke's field and industry.  SC Coke faces competition for personnel from other companies and organizations.  If SC Coke's recruitment and retention efforts are unsuccessful, its business operations could suffer.

SC Coke does not have any registered patents and it may not be able to maintain the confidentiality of its processes.

SC Coke has no patents covering its coking and washing processes and it relies on the confidentiality of its coking and cleaning processes in producing a competitive product.  The confidentiality of its know-how may not be maintained and it may lose any meaningful competitive advantage which might arise through its proprietary processes.

A prolonged downturn in global economic conditions may materially adversely affect SC Coke's business.

SC Coke's business and results of operations are affected by international, national and regional economic conditions.  Financial markets in Asia, the United States and Europe have recently been experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others.  These economic developments affect businesses such as SC Coke's and those of its customers in a number of ways that could result in unfavorable consequences to it.  Current economic conditions or a deepening economic downturn in the PRC and elsewhere may cause SC Coke's current or potential customers to delay or reduce purchases which could, in turn, result in reductions in SC Coke's sales volumes or prices, materially and adversely affecting its results of operations and cash flows.  Volatility and disruption of global financial markets could limit SC Coke's customers’ ability to obtain adequate financing to maintain their operations and proceed with capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect its results of operations and cash flow.  In addition, a decline in SC Coke's customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in SC Coke’s collection of its accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, as well as higher operating costs as a percentage of revenues.

SC Coke may be required to repay obligations under guarantees it has executed in favor of other local entities.

From time to time, SC Coke provides guarantees of loans and other obligations for other, unrelated local enterprises.  As of March 31, 2010, SC Coke had ten guarantees of approximately $44.4 million in total principal outstanding with terms up to five years.  SC Coke’s potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Since banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including SC Coke, have mortgaged and pledged all of their available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by SC Coke are joint liability guarantees, which provide that when the debtor defaults, the bank can request SC Coke to pay the total debt outstanding without first enforcing its rights against the debtor.  Although SC Coke may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, SC Coke's evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave SC Coke exposed for obligations that SC Coke has guaranteed which could have a materially negative impact on the ongoing business of SC Coke.

SC Coke’s current debt and other obligations, including amounts it may be liable for under guarantees, may harm its financial condition and results of operations.

SC Coke’s total consolidated short- and long-term debt as of March 31, 2010 was $163.26 million.  SC Coke’s level of indebtedness could result in the following:

•	it could affect SC Coke's ability to satisfy its outstanding obligations;

•
a substantial portion of SC Coke's cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair SC Coke's ability to obtain additional financing in the future;

•	it may limit SC Coke's flexibility in planning for, or reacting to, changes in its business and industry and the markets in which it competes;

•	it may make SC Coke more vulnerable to downturns in its business, its industry or the economy in general; and

•	it may place SC Coke at a competitive disadvantage relative to its competitors with less indebtedness.

As of March 31, 2010, SC Coke had ten guarantees of approximately $44.4 million in total principal outstanding with terms up to five years.

SC Coke’s operations may not generate sufficient cash to enable it to service all of its obligations, including any obligations for which it may become liable pursuant to guarantees it has executed in favor of third parties.  If SC Coke fails to make a payment on certain of its obligations, this could cause it to be in default on such obligations and the mortgages on its assets by SC Coke to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the production capabilities and operations of SC Coke.

SC Coke has historically been funded by Xinshun Wang, the sole director of SC Coke, through shareholder loans.

Historically, Xinshun Wang has loaned funds to SC Coke in order to allow it to implement its business plan and to fund the expansion of its operations, including its current plant expansion.  These loans have traditionally been provided on a more favorable basis than SC Coke could have obtained by borrowing funds from a bank.  We can offer no assurances that financing to SC Coke from Xinshun Wang or any unrelated parties, will be available in the future on favorable terms, or at all.  The failure to obtain funding to implement SC Coke’s business plan and to expand its operations might adversely affect its business, and operating results.

SC Coke’s principal shareholders have control over SC Coke and may have conflicts of interest with SC Coke.

SC Coke is owned by three principal shareholders, including its sole director, Xinshun Wang, who owns a 60% interest in SC Coke.  The shareholders of SC Coke may have, or may develop in the future, conflicts of interest with SC Coke.  Xinshun Wang holds a 43.86% interest in a mine which is one of SC Coke’s raw coal suppliers.  By limiting or eliminating SC Coke’s supply, these suppliers could adversely impact SC Coke’s production and revenue, which in turn may have a material adverse effect on its business and results of operations.

If SC Coke fails to obtain additional financing it will be unable to execute its business plan.

As SC Coke continues to grow, it continues to require capital infusions.  Under its current business strategy, SC Coke’s ability to grow will depend on the availability of additional funds, suitable acquisition targets or joint venture partners at an acceptable cost, meeting SC Coke's liability requirements, and working capital.  SC Coke's ability to compete effectively, to reach agreements with acquisition targets on commercially reasonable terms, to secure critical financing and to attract professional technicians are critical to its success.  SC Coke will need additional funds to finance its expansion plans and may need additional financing to make future acquisitions, continue improving its coal processing facilities, and to obtain regulatory approvals for its operations.  Should such needs arise, SC Coke intends to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  However, there are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, SC Coke may need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund SC Coke’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.  Further, the benefits of an acquisition may take considerable time to develop and we cannot assure investors that any particular acquisition or joint venture will produce the intended benefits.  Moreover, the identification and completion of these transactions may require SC Coke to expend significant management time and effort and other resources.

Terrorist attacks or military conflict could result in disruption of our business.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect SC Coke's business, financial condition and results of operations.  SC Coke's business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war.  Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies, or military or trade disruptions affecting SC Coke’s customers may materially adversely affect SC Coke's operations. As a result, there could be delays or losses in transportation and deliveries of processed coal to its customers, decreased sales of coal and extensions of time for payment of accounts receivable from customers.  Strategic targets such as energy-related assets may be at greater risk of terrorist attacks than other targets.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  Any, or a combination, of these occurrences could have a material adverse effect on SC Coke's business, financial condition and results of operations.

SC Coke’s industry is heavily regulated and it may not be able to comply with all such regulations and it may be required to incur substantial costs in complying with such regulations.

SC Coke is subject to extensive regulation by China’s National Development and Reform Commission and Ministry of Environmental Protection, and by other provincial, county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, storage, and distribution of its product.  SC Coke's processing facilities are subject to periodic inspection by national, provincial, county and local authorities.  SC Coke may not be able to comply with current laws and regulations, or any future laws and regulations.  To the extent that new regulations are adopted, SC Coke will be required to adjust its activities in order to comply with such regulations.  SC Coke may be required to incur substantial costs in order to comply.  SC Coke's failure to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material and adverse effect on SC Coke's business, operations and finances.  Changes in applicable laws and regulations may also have a negative impact on its sales.

The government regulation of SC Coke’s coal processing and coke production operations imposes additional costs on SC Coke, and future regulations could increase those costs or limit its ability to crush, clean and process coking coal.  China’s provincial, county and local authorities regulate matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection and the discharge of materials into the environment.  SC Coke may delay commencement, expansion or continuation of its coal processing operations.  In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.  The possibility exists that new legislation and/or regulations and orders may be adopted that may materially and adversely affect its operations, its cost structure and/or its customers’ ability to produce coke or use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require SC Coke and its customers to change their operations significantly and/or incur increased costs.  These factors and legislation, if enacted, could have a material adverse effect on SC Coke’s financial condition and results of operations.

SC Coke also believes that it is in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on its business, financial condition and results of operations.

In connection with the ownership and operation of SC Coke's properties (including locations to which it may have sent waste in the past) and the conduct of its business, it potentially may be liable for damages or cleanup, investigation or remediation costs.  SC Coke's budgeted amount for environmental regulatory compliance may not be sufficient, and it may need to allocate additional funds for this purpose.  If SC Coke fails to comply with current or future environmental laws and regulations, it may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on its business operations and financial condition.

No assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to SC Coke.  Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of SC Coke’s properties will not be affected by the condition of land or operations in the vicinity of the properties or by third parties unrelated to SC Coke.

It is possible that compliance with a new regulatory requirement could impose significant compliance costs on SC Coke's business.  Such costs could have a material adverse effect on SC Coke's business, financial condition and results of operations.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit greenhouse gas emissions.  On March 14, 2006, the PRC Government released the outline of the Eleventh Five-Year Plan for National Economic and Social Development, which sets goals to decrease the amount of energy consumed per unit of GDP by 20 percent and to reduce the emission of certain major pollutants by ten percent.  In addition, recent discussions between the PRC government and U.S. government on clean energy initiatives, including the reduction of CO2 level and the use low-carbon coal, which initiatives may be incorporated in the Twelfth Five-Year Plan for National Economic and Social Development, may have significant effects on SC Coke's business operations.  If efforts to reduce energy consumption, to use low-carbon coal, and to control greenhouse gas emissions reducing coal consumption are adopted, SC Coke's revenue would decrease and its business would be adversely affected.

SC Coke's business will suffer if it cannot obtain, maintain or renew necessary permits or licenses.

All PRC enterprises in the coal industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license, a Coal Trading Qualification Certificate, a Work Safety Permit for coke, tar, benzol and sulfoximine, a pollution emission license and a National Industrial Product Manufacture License.

These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, including permits which expire in less than one year, and the standards of compliance required in relation thereto may from time to time be subject to change.  SC Coke intends to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws, including renewal of its current Pollution Emission License to include its expanded plant prior to the start of production in its plant, and regulations and believes it can renew its permits in the ordinary course of its business, however, we cannot assure you that SC Coke can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner.  Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct SC Coke's business or increase its compliance costs may adversely affect our operations or profitability.  Any failure by SC Coke to obtain, maintain or renew the licenses, permits and approvals may have a material adverse effect on the operation of SC Coke's business. In addition, SC Coke may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

SC Coke is also required to conduct an environmental impact assessment for the expansion project and file such assessment with the local government.  Although SC Coke is currently in the process of conducting the environmental impact assessment, we cannot assure you that SC Coke can make the filing and/or obtain the requisite approval for the environmental impact assessment in a timely manner.  Any failure by SC Coke to make the filing and obtain the approval for environmental impact assessment for expansion may delay the construction of such expansion and subject SC Coke to a fine of approximately $7,310 to $29,240 if SC Coke commences construction of expansion without conducting environmental impact assessment, and as a result may have a material adverse effect on SC Coke's business expansion.

SC Coke may suffer losses resulting from industry-related accidents and lack of insurance.

SC Coke operates coal related facilities that may be affected by water, gas, fire or structural problems and earthquakes and other natural disasters.  As a result, SC Coke, like other companies operating coke production facilities, have experienced accidents that have caused property damage and personal injuries.  Although SC Coke continuously reviews its existing operational standards, including insurance coverage, and it has implemented safety measures and provided on-the-job training for our employees and workers, there can be no assurance that industry-related accidents, natural disasters and earthquakes will not occur in the future.  Additionally, the risk of accidental contamination or injury from handling and disposing of SC Coke products cannot be completely eliminated.  In the event of an accident, SC Coke could be held liable for resulting damages.  The insurance industry in China is still in its development stage and Chinese insurance companies offer limited business insurance products.  SC Coke currently has work-related injury insurance for its employees at its plant, but it does not currently maintain fire, casualty or other property insurance covering its properties, equipment or inventories.  In addition, SC Coke does not maintain any business interruption insurance or any third party liability insurance to cover claims related to personal injury, property or environmental damage arising from accidents on its properties.  Any uninsured losses and liabilities incurred by SC Coke could have a material adverse effect on its financial condition and results of operations.

SC Coke needs to manage growth in operations to maximize its potential growth and achieve its expected revenues, and its failure to manage growth would cause a disruption of its operations resulting in the failure to generate revenue at levels it expects.

In order to maximize potential growth in SC Coke’s current and potential markets, it is expanding its production operations.  This expansion will place a significant strain on SC Coke’s management and its operational, accounting and information systems.  SC Coke anticipates that it will need to continue to improve its financial controls, operating procedures, and management information systems.  SC Coke will also need to effectively recruit, train, motivate and manage its employees.  SC Coke’s failure to manage its growth could disrupt its operations and ultimately prevent it from generating the revenues it expects to achieve.

If SC Coke’s land use rights are revoked, it would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations.  The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  SC Coke relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on our company.  According to PRC laws and regulations, any individual or organization which needs to use land for non-agricultural construction is required to apply for state owned land, except (i) to build a villager’s house; (ii) to build public facilities, or (iii) for a village/county-owned enterprise’s operation.  However, if a village/county-owned enterprise is merged, acquired or reorganized by other enterprises, the collective land previously possessed by such village/county-owned enterprise can be used by the acquirer for non-agricultural construction.  Since SC Coke is not a village/county-owned enterprise, the construction of part of its coking plant in Fujiagou Village and Dongjie Village and its office building in Xiacai Village using collective owned land through occupation agreements with village committees and individual villagers is not protected by relevant laws and regulations.  If the villagers or villager committees breach the occupation agreements and do not allow SC Coke to use the land, SC Coke cannot force such villagers or villager committees to carry out the occupation agreements, but can only stop paying compensation as provided in the occupation agreements.  The land on which the plant of SC Coke is located is collective owned land, which includes farmland and woodland.  On December 31, 2008, the People’s Government of Anyang County issued an approval to permit our Company occupying and using part of the farmland and woodland in Shitang, Fujiagou and South Tongye Village.  However, since SC Coke is using this agricultural land for non-agricultural uses it would need to apply for PRC state owned land or collective owned construction land.  Since SC Coke is currently using such agricultural land for non-agricultural purposes, the PRC government has the right to confiscate the land and impose a significant fine.

Climate change poses both regulatory and physical risks that could adversely impact SC Coke’s business, financial position, results of operations and liquidity.

Climate change could have a potential economic impact on us and climate change mitigation programs and regulations could increase SC Coke's costs. Energy costs could be higher as a result of climate change regulations.  SC Coke's costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. In addition, climate change may increase the frequency or intensity of natural disasters.  We cannot assure you that climate change will not adversely impact SC Coke's business, financial position, results of operations and liquidity.

SC Coke is past due in the payment of certain taxes.

At December 31, 2010, SC Coke had approximately $8 million of overdue enterprise income taxes.  As a result, SC Coke is subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears, commencing from the day the tax payment is overdue.  The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has available funds to cover the underpaid tax and overdue fine, but may not have sufficient funds available to pay the additional fine.  Xinshun Wang, the sole director of SC Coke, and SC Coke entered into a tax indemnity agreement on May 23, 2010, pursuant to which Xinshun Wang agreed to indemnify SC Coke for any interest, penalties or other related extra costs resulting from the prior and any future tax underpayments in tax years in which he managed and operated SC Coke, and any such indemnity payment will be solely deducted from the principal amount of the loan Xinshun Wang provided to SC Coke.  According to applicable PRC law, the tax authority may, upon approval of the commissioner and a tax bureau (or a sub-bureau) at the county level or above, adopt the following mandatory enforcement measures: (i) notify in writing the bank or other financial institution where the SC Coke has opened an account to withhold the amount of taxes from its deposits; and/or (ii) distrain, seal up or sell by auction the commodities, goods, or other properties of SC Coke, the value of which shall be equivalent to the amount of taxes payable.  In addition, if SC Coke’s legal representative, who currently is Xinshun Wang needs to leave China, SC Coke shall pay the taxes payable and overdue fine or provide a guaranty to the tax authority before the legal representative leaves the country.  If SC Coke or the legal representative neither pays the taxes payable and the overdue fine nor provides a guaranty, the tax authority may notify the exit authority to stop the legal representative from leaving the country.  SC Coke must also report to the tax authority before it disposes its real estate or assets of high value.  The tax authority may within three years from the day the tax payment is overdue pursue the collection of the taxes in arrears and the overdue fine.  In case of any particular circumstance, the period for pursuing the collection of the taxes in arrears may be extended to five years.  The tax authority may also order SC Coke to pay, within a prescribed time limit, the tax payable.  If SC Coke still fails to pay the amount of taxes within such time limit, the tax authority may, in addition to pursuing the payment of tax payable, may impose a fine of from 50% to five times of the tax underpaid.  “Evasion of tax” includes circumstances where a taxpayer does not pay or underpays the taxes payable after having been notified by the tax authority to do so.  For a taxpayer who evades taxes, the tax authority can pursue the payment of the unpaid or underpaid taxes, the overdue fine, and impose a fine with the amount from 50% to five times of the taxes unpaid or underpaid.  For evasion of taxes, there is no limit for pursuance time.  If the tax evaded is more than 10% and less than 30% of tax payable and is between approximately $1,462 to $14,620, or the taxpayer is punished by tax authority twice for tax evasion and evades tax more than approximately $1,462 again, the taxpayer is subject to a fine at 100% to five times of the tax evaded, and its legal representative is subject to imprisonment of less than three years; if the tax evaded is more than 30% of tax payable and is more than approximately $14,620, the taxpayer is subject to a fine at 100% to five times of the tax evaded, and its legal representative is subject to imprisonment of three to seven years.  The unfavorable resolution of any potential tax or other proceeding or action could require us to make significant payments in overdue taxes, penalties and fines or otherwise record charges that may adversely affect our results of operations and financial condition. As of the date of this Current Report, SC Coke has not been notified by a tax authority to pay all or any portion of the underpaid taxes nor, to the knowledge of SC Coke, has any tax authority commenced collection or enforcement measures.

If we do not implement necessary improvements to our internal control over financial reporting in an efficient and timely manner, or if we discover additional deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, which could result in a decline in our share price.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC and we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  As a result of an evaluation of our internal control procedures we have identified material weakness in our internal control over financial reporting.  Specifically, SC Coke has determined that it has a material weakness related to its ability to prepare financial statements in accordance with GAAP.  SC Coke came to this conclusion based on the following significant deficiencies:

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

It may be difficult to design and implement effective internal control over financial reporting for combined operations following the Share Exchange and perhaps other  businesses which may be acquired in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, which could in any such instance result in a decline in our share price.

Risks Relating to the Company and our Corporate Structure

Our corporate structure, in particular the VIE Agreements, are subject to significant risks, as set forth in the following risk factors.

We are primarily a holding company and depend on distributions from our subsidiaries to meet our financial obligations.

Our company has an offshore holding structure commonly used by Chinese enterprises seeking to be listed on a securities exchange outside the PRC.  We are a corporation which owns Shun Cheng HK, Shun Cheng HK owns Anyang WFOE and Anyang WFOE has contractual arrangements pursuant to which it controls the operations of SC Coke.  Our operations are conducted exclusively through SC Coke, in which we own no equity interest.  The operations of SC Coke are our sole source of revenues.  We have no operations independent of those of Anyang WFOE and SC Coke and its subsidiary.  As a result, we are dependent upon the performance of SC Coke and its subsidiary and will be subject to the financial, business and other factors affecting such entities as well as general economic and financial conditions.  As substantially all of our operations are conducted through SC Coke, we are dependent on the cash flow received by SC Coke to meet our obligations.  The claims of our shareholders will be structurally subordinated to all existing and future liabilities and obligations, and trade payables, of our subsidiaries and SC Coke.  In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries and will be available to satisfy the claims of our shareholders only after all of Anyang WFOE’s liabilities and obligations have been paid in full.

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

In the PRC it is widely understood that foreign invested enterprises are forbidden or restricted in their ability to engage in certain businesses or industries which are considered sensitive to the economy.  While we intend to centralize our management and operation in the PRC without being restricted to conduct certain business activities which are important to our current or future business but are restricted or might be restricted in the future, we believe our VIE Agreements will be essential for our business operation.  In order for Anyang WFOE to manage and operate our business through SC Coke in the PRC, the VIE Agreements were entered into under which almost all the business activities of SC Coke are managed and operated by Anyang WFOE and almost all economic benefits and risks arising from the business of SC Coke are transferred to Anyang WFOE.

There are risks involved with the operation of SC Coke under the VIE Agreements. If the VIE Agreements are considered to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	discontinuing or restricting the operations of Anyang WFOE or SC Coke;

•	imposing conditions or requirements in respect of the VIE Agreements with which Anyang WFOE may not be able to comply;

•	requiring us to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions that could adversely affect our business; and

•	voiding the VIE Agreements.

Any of these actions could have a material adverse impact on our business, financial condition and results of operations.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

Following the Share Exchange, we will conduct our business in the PRC and generate the relevant revenues through the VIE Agreements.  The VIE Agreements may not be as effective in providing us with control over SC Coke as direct ownership.  The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration pursuant to PRC laws.  Accordingly, the VIE Agreements would be interpreted in accordance with PRC laws.  If SC Coke or its shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements and therefore our rights under the VIE Agreements may not be fully protected under PRC laws.

The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations.  If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of SC Coke and/or Anyang WFOE for PRC tax purposes, which could result in higher tax liability.

We rely on the approval certificates and business license held by SC Coke and any deterioration of the relationship between Anyang WFOE and SC Coke could materially and adversely affect the overall business operation of our company.

Following the Share Exchange, and pursuant to the VIE Agreements, our business in China will be undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by SC Coke. There can be no assurance that SC Coke will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with SC Coke is governed by the VIE Agreements, which are intended to provide us, through our indirect ownership of Anyang WFOE, with effective control over the business operations of SC Coke.  However, the VIE Agreements may not be effective in providing direct control over the applications for and maintenance of the licenses required for SC Coke’s business operations.  SC Coke could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

If Anyang WFOE exercises the purchase options over SC Coke’s equity pursuant to the VIE Agreements, the payment of purchase price could materially and adversely affect the financial position of our company.

Under the VIE Agreements, Anyang WFOE holds an option to purchase all or a portion of the equity of SC Coke at a minimum price permitted under then-applicable PRC laws and regulations at the time of the exercise of the option, and such price, subject to applicable PRC law, shall be refunded to Anyang WFOE or SC Coke at no consideration in an appropriate manner decided by Anyang WFOE.  In the case that applicable PRC laws and regulations require an appraisal of the equity interest or provide other restrictions on the purchase price, the purchase price shall be the lowest price permitted under the applicable PRC laws and regulations.  As SC Coke is already a contractually controlled affiliate to our company, Anyang WFOE’s purchase of SC Coke’s equity would not bring immediate benefits to our company and the exercise of the option and payment of the purchase prices could adversely affect the financial position of our company.

Past company activities prior to the Share Exchange may lead to future liability for the Company.

Prior to the closing of the Share Exchange on June 28, 2010, we were engaged in a business that is unrelated to our current operations.  Although certain of our shareholders prior to the Share Exchange have provided certain indemnifications against losses, subject to certain limitations, arising out of or based on breaches of representations and warranties made in connection with the Share Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our financial condition and results of operations.

We may not be able to consolidate the financial results of our affiliated company or such consolidation could materially adversely affect our operating results and financial condition.

For PRC regulatory reasons, much of our operations are/will be conducted through affiliated company which currently is considered for accounting purposes as an variable interest entity (“VIE”), and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements.  In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity's financial results in our consolidated financial statements for PRC purposes.  Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity's financial results in our consolidated financial statements for PRC purposes.  If such entity's financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes.  However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

Risks Relating to Doing Business in China

The PRC’s economic policies could negatively affect our business, financial condition and results of operations.

Substantially all of our assets are located in the PRC and all of our revenue is generated in domestic PRC markets.  We anticipate that sales of our products in China will continue to represent all of our total sales in the foreseeable future.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.  The PRC economy differs from the economies of most developed countries in many respects, including: the amount of government involvement; the level of development; the growth rate; the control of foreign exchange; and the allocation of resources, including initiatives to consolidate the coal mining and iron and steel industries.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of the PRC, but they may also have a negative affect on us.  For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.  We cannot assure you that such growth will continue.

The economy of the PRC has been changing from a planned economy to a more market-oriented economy.  In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by the government.  In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.  It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.  Also, since early 2004, the PRC government has implemented certain measures to control the pace of economic growth, including certain price controls on raw coking coal.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Our business is largely subject to the uncertain legal environment in China and your ability to sue and enforce judgments could be limited.

As the production of SC Coke’s products is carried out completely in the PRC, we are subject to and have to operate within the framework of the PRC legal system.  Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export license requirements and environmental protection, may have a material impact on our operations and financial performance.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally followed.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  Also, because our officers will likely be residing in the PRC at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult.  Furthermore, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in a United States court.  Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.  Any, or all, of these factors may adversely affect the legal protections afforded to you.

Following the Effective Date of the Share Exchange, all of our directors and officers, will reside outside of the United States.  In addition, Anyang WFOE and SC Coke are located in the PRC and all of its assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities.  The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership.  Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that SC Coke's operations are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV; under Notice 75, a “special purpose company” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing on the strength of the domestic assets or interests owned by such PRC residents in onshore companies. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV's subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Based on our understanding of current PRC laws and as advised by our PRC counsel, we believe our current controlling shareholders are not PRC residents and are not subject to Circular 75 and Notice 106, and therefore are not required to register with the relevant branch of SAFE, however, we cannot provide any assurances that the relevant PRC authority will not have a different opinion.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.  A failure by our current or prospective PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Ambiguities in the New M&A Rule implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons may present risks in our compliance status under the regulations.

On September 8, 2006, the MOFCOM, together with several other government agencies, promulgated the New M&A Rule to regulate the merger and acquisition of PRC equity and assets by foreign investors.

The transactions contemplated by the VIE Agreements are structured in a manner such that consummation of the transactions would not bring these transactions within the regulatory scope of the New M&A Rule.  However, due to the ambiguities in the meaning of many provisions of the New M&A Rule, until there has been clarification either by pronouncements, regulations or practices, there is some uncertainty in the scope of the regulations.  Moreover, the ambiguities may provide to the authorities wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply.  Therefore, it is possible that the future issuance of new regulations and pronouncements for the purposes of clarifying the application of New M&A Rule may require SC Coke to obtain approval from the appropriate authority for the transactions contemplated by the VIE Agreements, and failure to obtain such approval, if required, may cause the PRC government to take actions that adversely affect the VIE Agreements, including voiding the VIE Agreements, which as a result may have a material adverse effect on our control of and revenue from SC Coke.

The New M&A Rule, among other things, also includes provisions that purport to require that an SPV which is formed for purposes of listing of equity interests in PRC companies through the acquisition of PRC equity with foreign equity as consideration, and which is controlled directly or indirectly by PRC companies or individuals, obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange (excluding the over the counter market).

Anyang WFOE was directly incorporated by Shun Cheng HK as a foreign investment enterprise under PRC law, and there was no acquisition of the equity of a “PRC domestic company” as defined under the New M&A Rules.  In addition, the VIE arrangements between Anyang WFOE and SC Coke are not clearly defined and considered as transactions to which the New M&A Rule would apply and  the OTCBB is not an overseas stock exchange as defined in New M&A Rule.  Therefore, SC Coke did not seek prior CSRC approval.

In the future if we decide to be listed on a national or other securities exchange the CRSC may require that we obtain its approval for a future offering on such stock exchange.  Such offering may be delayed until we obtain CSRC approval, which may take several months, if obtaining such approval is even practicable at all.  The uncertainty of obtaining CSRC approval may have a material adverse effect on our ability to obtain financing in the future.

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

On April 6, 2007, SAFE issued the "Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as "Circular 78" For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens within three months after the issuance of Circular 78 to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We may adopt an equity compensation plan after the closing of this offering and may make option grants to some of our directors and senior officers, most of whom are PRC citizens. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time-consuming. If it is determined that any of our equity compensation plans failure to comply with such provisions, this may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate.  A number of factors have contributed to this slow-down, including appreciation of the Renminbi, the currency of China, which has adversely affected China’s exports.  In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets.  It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular.  Slowing economic growth in China could result in slowing growth and demand for our services which could reduce our revenues. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

The fluctuation of the Renminbi may materially and adversely affect the value of our common stock.

The value of the Renminbi against the United States Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition.

Conversely, if we decide to convert our RMB into United States Dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the United States Dollar appreciates against the RMB, the United States Dollar equivalent of the RMB we convert would be reduced.  Any significant devaluation of RMB may reduce our operation costs in United States Dollars, but may also reduce our earnings in United States Dollars.  In addition, the depreciation of significant United States Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994, the PRC has set the value of the RMB to the United States Dollar.  We do not believe that this policy has had a material effect on our business.  There can be no assurance that RMB will not be subject to devaluation.  We may not be able to hedge effectively against RMB devaluation, so there can be no assurance that future movements in the exchange rate of RMB and other currencies will not have an adverse effect on our financial condition.  In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

At various times during recent years, the United States and the PRC have had disagreements over political and economic issues.  Controversies may arise in the future between these two countries.  Any political or trade controversies between the United States and the PRC could adversely affect the market price of our common stock and our ability to access United States capital markets.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because SC Coke, is based in China shareholders may have greater difficulty in obtaining information about SC Coke on a timely basis than would shareholders of an entirely U.S.-based company.  SC Coke’s operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about SC Coke from sources other than SC Coke itself.  Information available from newspapers, trade journals, or local, regional or national regulatory agencies will not be readily available to shareholders.  Shareholders will be dependent upon SC Coke’s management for reports of SC Coke’s progress, development, activities and operations.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  As a result, in the event of a bank failure, we may not have access to funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue our business.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Anyang WFOE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Anyang WFOE is required to set aside 10% of its after tax profits each year, if any, to fund certain reserve funds until the total amount of such reserve exceeds 50 percent of the registered capital of Anyang WFOE.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our PRC subsidiary and SC Coke incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliated entities are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary and affiliated entities would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the United States and China, and our PRC tax may not be creditable against our United States tax.

Cultural, political and language differences.

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than in the United States.  Furthermore, continuing trade surpluses, a result of greater Chinese exports to the U.S. than U.S. exports to China, have become a sensitive political issue in the United States, and various members of Congress have threatened trade sanctions against China should the country continue a trade surplus with the United States. In addition, continuing strong economic growth in China with possible military buildup may result in American economic sanctions against China that could adversely affect the financial position and results of operations of the Company.  There are additional challenges caused by distance, conflicting and changing laws and regulations, foreign laws, trading and investment policies and the burdens of complying with a wide variety of laws and regulations.  These risks could in turn materially and adversely affect the Company’s business, operating results and financial condition.

Risks Relating to the Market for our Common Stock

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted in the OTCBB under the symbol “BRBH.”  The liquidity of our common stock may be very limited and affected by our limited trading market.  The OTCBB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting.  There is currently no broadly followed and established trading market for our common stock.  An established trading market may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.  As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	the increased concentration of the ownership of our shares by a limited number of affiliated shareholders following the Share Exchange may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common stock are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, BRBH is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We anticipate seeking the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because a portion of our continued operations is expected to be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including SC Coke’s ability to develop new products and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our Chairman of the Board may become entitled to acquire equity ownership of shareholders of BRBH holding approximately 74.5% of our outstanding common stock.  The Chairman could, directly or indirectly, exert substantial influence over matters such as electing directors, approving mergers or other business combination transactions and other matters requiring shareholder approval.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of our board of directors may generally be within the control of these shareholders and their affiliated entities.  While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control may at some point lie with these principal shareholders.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the Company.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company.  It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies such as BRBH and former shell companies) may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies such as BRBH and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCBB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Share Exchange and the other transactions described herein are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D promulgated thereunder or Regulation S.  Consequently, theses securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption.  In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements.  As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of up to 500,000,000 shares of common stock with no par value per share and 50,000,000 shares of preferred stock with no par value per share.  Our board of directors may choose to issue some or all of such shares to provide additional financing in the future.  The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.  Further, such issuance may result in a change of control of our Company.

We do not plan to declare or pay any dividends to our shareholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to PRC law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

If we are late in filing our quarterly or annual reports with the SEC, we may be de-listed from the OTCBB.

Under OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-Qs or 10-Ks) by the due date of such report, three (3) times during any twenty-four (24) month period are de-listed from the OTCBB.  Therefore, if we are late in filing a periodic report three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Public company compliance may make it more difficult to attract and retain officers and directors.

The various rules and regulations to which we are subject as a public company make certain activities more time consuming and costly and require the expenditure of significant resources for compliance-related matters.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies.  If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities.  In addition, any claims or actions could force us to expend significant financial resources to defend our Company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

We have the right to issue up to 50,000,000 shares of preferred stock, which may adversely affect the voting power of the holders of our other securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 50,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time.  To date, our board of directors has not authorized any class or series of preferred stock.  However, our board of directors, without further approval of our common shareholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

ITEM 2.     PROPERTIES.

SC Coke’s principal executive office, coking factory and coal washing factory are in Tongye Town, Anyang County, Henan Province. In addition, SC Coke has another office in the Xingshe Office Building, East of Wenfeng Avenue, Wenfeng District, Anyang City, Henan Province. SC Coke’s administrative headquarters is located 2.5 kilometers from the coking factory and is situated on a parcel of land of approximately 110,770 square meters, leased through a land occupation agreement with Xiacai Villagers Committee; the building occupies approximately 30,942 square meters.

SC Coke’s coking factory and coal washing factory are located in Tongye Town, Anyang County, Henan Province, approximately 40 kilometers from Anyang City. The coking factory is situated on a parcel of land of approximately 260,000 square meters and the factory is approximately 80,000 square meters. The People’s Government of Anyang County issued to SC Coke several land use right certificates for the site of the coking factory for 61,576.02 square meters in December of 2003. In addition, SC Coke also leases approximately 198,420 square meters of land on which the coking factory is located pursuant to several land occupation agreements it has entered into with various village committees and villagers.  SC Coke’s coal washing facility is located approximately 4 kilometers from its coking factory on land leased pursuant to several land occupation agreements with villagers in Nanxilu Village.  The coal washing facility is approximately 58,000 square meters.

The land occupation agreements entered by SC Coke with various village committees and villagers for the above land in Tongye Town generally have terms of more than 10 years with consideration of between RMB 1.5 to RMB 3 per square meter per year.

“Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization and individuals.  Land use rights allow the holder of the right to use the land for a specified long-term period.  SC Coke has a land use right, expiring in 2051, for a total of approximately 4,149.3 square meters located in the Xingshe Office Building and owns approximately 8,479 square meters of total floor space in the Xingshe Office Building.

The land on which the coke plant of SC Coke is located is collective owned land, which includes farmland and woodland.  On December 31, 2008, the People’s Government of Anyang County issued an approval to permit SC Coke to occupy and use part of the farmland and woodland in Shitang, Fujiagou and South Tongye Village.  However, since SC Coke is using this agricultural land for non-agricultural uses; it would need to apply to turn such collective owned agricultural land to PRC state owned land or collective owned construction land, which application is subject to approval of the provincial government of Henan Province.  Since SC Coke is currently using such agricultural land for non-agricultural purposes, the PRC government has the right to confiscate the land and impose fines on SC Coke at RMB 10 to 20 per square meter for arable land occupied and no more than RMB 10 per square meter for land occupied other than arable land.  In addition, SC Coke may be required to cease any new construction and remove any completed construction on such land.  There can be no assurance that confiscation and/or the imposition of fines will not occur.

SC Coke has mortgaged its office in Xingshe office and a portion of its machinery and equipment to banks to secure loans it has obtained from the banks.

Longdu operates a coal-washing facility near Laohegou Village, Matoujian Town, Longan District, Anyang City, Henan Province, that is capable of producing up to 11,000 tons of refined coal annually.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is thinly traded on the OTCBB under the symbol BRBH. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders

As of March 31, 2011 in accordance with our transfer agent records, we had 371 shareholders of record holding 32,047,222 shares of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

Corporate Stock Transfer, Inc. is currently the transfer agent and registrar for our common stock. Its address is 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209. Its phone number is (303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues.  During the year ended Decemebr 31, 2010, the primary business of production and sale of coke and refined coal has contributed 78.69% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales.  This trend is likely to continue with the new capacity expansion expected to come into production in early 2011.

Primary Products

SC Coke’s revenues for the year ended Decemebr 31, 2010 and 2009, contributed by its primary products of coke and refined coal, were as follows:

	Revenues

	Coke	Refined Coal	Total
Revenues
Fiscal 2010	$243,299,262	$8,717,088	$252,016,350
Fiscal 2009	154,228,464	31,453,873	185,682,337
Increase (decrease)	$89,070,798	$-22,736,785.00	$66,334,013
% Increase (decrease)	57.75%	-72.29%	-14.53%
As Percentage of Total Revenues
Fiscal 2010	75.97%	2.72%	78.69%
Fiscal 2009	74.60%	15.22%	89.82%
Quantity Sold (metric tons)
Fiscal 2010	1,104,227	48,927	1,153,155
Fiscal 2009	748,331	244,803	993,134
Increase (decrease)	355,896	-195,876	160,021
% Increase (decrease)	47.56%	-80.01%	-32.45%
Average Price Per Ton
Fiscal 2010	$220.33	$178.16
Fiscal 2009	206.10	128.49
Increase (decrease)	$14.24	$49.68
% Increase (decrease)	6.91%	38.66%

Revenues for the year ended Decemebr 31, 2010 increased substantially from the revenues for the year ended Decemebr 31, 2009, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the year ended Decemebr 31, 2010 increased over the comparable period in 2009 by 47.56% (from 748,331 tons to 1,104,227 tons); and over the same period, refined coal sales volume decreased by 78.40% (from 244,803 tons to 48,927 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2009, average sales price per ton for coke increased from $206.10 to $220.33 and refined coal increased from $128.49 to $178.16, for the year ended Decemebr 31, 2010.  Contribution as a percentage of total revenues for coke and refined coal remained stable at approximately 78.7% and 89.8 in the year 2010 and 2009.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from $185.7 million for the year ended Decemebr 31, 2009 to $252 million for the year ended Decemebr 31, 2010.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the year ended Decemebr 31, 2010 and 2009 were as follows:

	Medium Coal	Crude Benzol	Amsulfate	Coal Gas	Tar	Coke Grain	Coke Powder	Others	Total
Revenues
Fiscal 2010	$3,326,215	$9,207,156	$988,395	$5,410,145	$20,013,070	$963,448	$9,289,319	$19,060,684	$68,258,433
Fiscal 2009	2,752,286	4,857,926	691,519	2,965,957	5,352,688	1,699,298	1,233,126	1,493,969	21,046,768
Change	$573,929	$4,349,230	$296,876	$2,444,188	$14,660,382	$-735,850	$8,056,193	$17,566,715	$47,211,665
% Change	20.85%	89.53%	42.93%	82.41%	273.89%	-43.30%	653.31%	1175.84%	224.32%
As% of Total Revenues
Fiscal 2010	1.04%	2.87%	0.31%	1.69%	6.25%	0.30%	2.90%	5.95%	21.31%
Fiscal 2009	1.33%	2.35%	0.33%	1.43%	2.59%	2.14%	2.59%	2.14%	10.18%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $68.3 million in the year ended Decemebr 31, 2010 from $21.0 million in the year ended Decemebr 31, 2009, which was an increase of 224.32%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues increased from 10.18% in the year ended Decemebr 31, 2009 to 21.31 % in the year ended Decemebr 31, 2010.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar.

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by 273.89% from $5.3 million in the year ended Decemebr 31, 2009 to $20 million in the year ended Decemebr 31, 2010.  Other secondary products sales also experienced a large sales increase from $1.4 million for the year ended Decemebr 31, 2009 to $19 million for the year ended Decemebr 31, 2010.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $173.4 million in the year ended Decemebr 31, 2009 to $276.1 million in the year ended Decemebr 31, 2010.  The primary reasons for this increase were due to the increase in production and raw material costs.  Gross profit decreased from $33.3 million in the year ended Decemebr 31, 2009 to $26.1 million the year ended Decemebr 31, 2010; and gross profit margin decreased from 16.1% in the year ended Decemebr 31, 2009 to 8.7% in the year ended Decemebr 31, 2010, due to an increase in the average cost of raw materials.

Operating Expenses.  Operating expenses decreased by 17.4% from $13.6 million in the year ended Decemebr 31, 2009 to $11.2 million in the year ended Decemebr 31, 2010.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $3.9 million in the year ended Decemebr 31, 2009 to $4.9 million in the the year ended Decemebr 31, 2010.  General and administrative expenses decreased from $9.7 million in the year ended Decemebr 31, 2009 to $6.3 million in the year ended Decemebr 31, 2010 due to costs associated with the Share Exchange among the Company and the former shareholders of Shun Cheng HK during the year ended Decemebr 31, 2010.

Other Income and Expense.   Other income for the year ended Decemebr 31,2009 was $1.4 million compared to other expense of $5.3 million for the year ended Decemebr 31, 2010 due to an increase in sales of waste material created during the production process and decrease gain on investment.

Interest Income and Expense.  Interest expense for the year ended Decemebr 31, 2009 was $2.1 million compared to interest expense for the year ended Decemebr 31, 2010 of $8.5 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $0.2 million in the year ended Decemebr 31, 2010 as compared to the year ended Decemebr 31, 2009.

Gain on Investment.  Gain on investment for the year ended Decemebr 31, 2010 was $0.1 when compared to $2.6 million for the year ended Decemebr 31, 2009.

Provision for Income Taxes.  Provision for income taxes in the year ended Decemebr 31, 2010 was $2.6 million compared to provision for income taxes for the year ended Decemebr 31, 2009 of $5.3 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the year ended Decemebr 31, 2010 and 2009.

Net Income.   SC Coke recorded net income of $7 million for the year ended Decemebr 31, 2010 compared to net income of $15.8 million for the year ended Decemebr 31, 2009.  The decrease was primarily attributed to the decrease of $2.5 million of gain on investment and the increase of $6.4 million of interest expense.

Liquidity and Capital Resources

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended Decemebr 31, 2010 was $152 million compared with net cash used by operating activities for the year ended Decemebr 31, 2009 of $20 million.  Net cash used by customer deposits and notes receivable was $17.5 million for the year ended Decemebr 31, 2010 compared with net cash provided of approximately $24.7 million for the year ended Decemebr 31, 2009.  However, net cash provided by notes and accounts payable was $188.1 million for the year ended Decemebr 31, 2010 compared with net cash used of $ 7 million for the year ended Decemebr 31, 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended Decemebr 31, 2010 was $96.2 million compared to $56.7 million for the year ended Decemebr 31, 2009.  The primary reasons were the acquisition of property, plant and equipment increasing by $45.5 million from $10.5 million for the year ended Decemebr 31, 2009 to $56 million for the year ended Decemebr 31, 2010 and the deposits for capital expenditures decreased by $16.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the year ended Decemebr 31, 2010 was $53.8 million compared with net cash provided in financing activities of $78.5 million for the year ended Decemebr 31, 2009.  In the year ended Decemebr 31, 2010, SC Coke repaid loans of $52.7 million.

Capital Sources

Funding for our business activities has historically been provided by cash flow from operations, and short-term lender financing, including loans from SC Coke’s sole director Xinshun Wang, who is also our Chairman of the Board of Directors, and/or from short term and long term bank loans obtained from local financial institutions.

The original loans from Xinshun Wang were interest free and had no repayment terms.  On May 23, 2010, SC Coke entered into a loan agreement with its sole director regarding outstanding loans to SC Coke of $35.6 million as of December 31, 2009.  The principal terms of the loan are: (a) 12 year term, from December 31, 2009 to December 31, 2021, (b) 3% fixed annual interest on a non-compounded basis over the term of the loan, (c) SC Coke has the option, but not the obligation, to pay interest for the first two years, (d) 10 year equal payments from December 31, 2012 to December 31, 2021, and (e) the lender has no ability to call a default.  Additionally, on May 31, 2010, SC Coke’s sole director agreed to indemnify SC Coke from any underpayment of its income tax in prior and future years, and all associated interest, penalties and costs as a result of such underpayment, up to a maximum of $35.6 million.

On March 31, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group)Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the three lenders.

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.  As of December 31, 2010, total loans payable were $37.6 million (excluding the related party loan from SC Coke’s sole director), all of which are short term and payable in the next 12 months.  These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes payable outstanding at December 31, 2010 were $120.1 million.

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

Capital Expenditures

During the year ended Decemebr 31, 2010, SC Coke made capital expenditures of $57 million.  These capital expenditures were primarily for purchases of coking equipment, upgrades and improvements to its coke production facility.

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in early 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in the first quarter of 2011.

The total investment required for the new 1.3 million ton coke facility, including two additional ovens is expected to be approximately $85 million and is expected to be financed by debt and/or equity financings and internally generated cash flow.  Construction work, which includes site preparation, foundation and construction, began in late 2009 and is anticipated to be available for use by the end of May 2011.  As of the date hereof, approximately 50% of the construction work has been completed.  Equipment to be included in the new facility will be predominantly locally sourced in China and is substantially similar to existing equipment.  To date, SC Coke has expended approximately $24.2 million on the expansion.  If additional financing is not obtained, SC Coke may need to reduce, defer or cancel its expansion plans.

With the new production capacity, total coking production is planned to reach designable capacity 3.0 million tons annually. Accordingly, we expect to achieve different economies of scale, both in coke and coke byproducts production, than our current operations.

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

Foreign Currency Translation Gains and Losses

During the year ended Decemeber 31, 2010, SC Coke recognized a foreign currency translation gain of $0.77 million as compared to a foreign currency translation gain of $0.16 million for the year ended Decemeber 31, 2009 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

Typically, SC Coke enters into such mutual guarantees for companies that have good longstanding relationships with SC Coke or its sole director and our Chairman of the Board of Directors, Xinshun Wang, and a mutual guarantee provided to SC Coke of approximately similar amounts.  Such guarantees are typically for a period of 2 years from the date of issuance of the guarantees.

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

As of December 31, 2010, SC Coke guaranteed the obligations of eleven companies of approximately $50 million in total principal outstanding.  SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Birch Branch, Inc.

Audited Consolidated Financial Statements

December 31, 2010 and 2009

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page

Consolidated Balance Sheets	1-2

Consolidated Statements of Operations	3

Consolidated Statements of Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-25

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Birch Branch, Inc.

We have audited the accompanying consolidated balance sheet of Birch Branch, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Birch Branch, Inc. as of and for the year ended December 31, 2009, were audited by other registered independent public accounting firm whose report dated June 23, 2010, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Branch, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March28, 2011	Certified Public Accountants

Birch Branch, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

		12/31/2010	12/31/2009
	Note	(audited)	(audited)
Assets
Current assets:
Cash	2D	$9,213,760	$5,749,945
Restricted cash	2E	91,017,450	52,404,530
Bank notes receivable	2F	4,335,785	4,658,384
Trade receivables	2G, 3	28,150,931	10,436,082
Other receivables	4	11,548,983	-
Related party receivables	16	4,752,208	8,008,000
Inventories	2H,5	59,822,024	32,426,320
Advances to suppliers and prepayments	6	52,006,509	60,695,396
Security Deposits		4,764,209	-
Total current assets		265,611,859	174,378,657

Non-current assets:
Property, plant and equipment, net	2I,7	70,056,271	46,579,166
Construction in Progress	2J, 8	50,727,936	28,385,820
Intangible assets, net	2K, 9	935,661	-
Long-term investments	2L,10	20,200,106	15,420,649
Total non-current assets		141,919,974	90,385,635

Total assets		$407,531,833	$264,764,292

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	11	$120,118,576	$59,234,774
Bank loans	12	50,213,255	67,299,038
Accounts payable		51,021,652	23,211,187
Accrued liabilities		287,899	438,928
Taxes payable		11,560,614	8,390,646
Other payable	13	44,942,564	10,254,272
Capital lease obligation, current portion	18	1,455,414	989,829
Customer deposits		5,486,463	7,829,089
Total current liabilities		285,086,437	177,647,763

Non-current liabilities:
Notes payable to related party	14	64,141,201	35,635,066
Forgivable loans	15	5,192,184	5,192,184
Capital lease obligation, non-current portion	18	3,620,470	5,163,274
Total non-current liabilities		72,953,855	45,990,524
Total liabilities		$358,040,292	$223,638,287

The accompanying notes are an integralpart of these consolidated financial statements

Birch Branch, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
	(audited)	(audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 31,506,750 shares issued and outstandingas of December 31,2010 and 2009	6,963,403	6,395,907

Statutory reserve	234,683	234,683
Retained earnings	38,499,365	31,426,894
Accumulated other comprehensive income	3,366,695	2,595,677
Non-controlling interest	427,395	472,844
Total stockholders’ equity	49,491,541	41,126,005

Total liabilities and equity	$407,531,833	$264,764,292

The accompanying notes are an integralpart of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	Note	12/31/2010	12/31/2009
Revenues	2R	$302,274,783	$206,729,105
Cost of revenues		276,126,696	173,409,405
Gross profit		26,148,087	33,319,700

Operating expenses:
Sales and marketing	2T	4,914,208	3,862,220
General and administrative		6,297,569	9,710,677
Total operating expenses		11,211,777	13,572,897

Income (loss) from operations		14,936,310	19,746,803

Other income (expense):
Interest income		1,130,207	898,656
Interest expense		(8,542,722)	(2,139,702)
Bad Debt Recovery		2,110,931	-
Other income		498,206	152,105
Other expense		(598,260)	-
Gain on investment		110,552	2,536,668

Total other income (expense)		(5,291,086)	1,447,727

Income (loss) before provision for income taxes	2U, 17	9,645,224	21,194,530

Provision for (benefit from) income taxes		2,618,202	5,344,855

Net income (loss)		$7,027,022	$15,849,675

Net income attributable to:
- Common stockholders		$7,072,471	$15,745,663
- Non-controlling interest		45,449	104,012

Earnings per share	22
- Basic		$0.22	$0.49
- Diluted		$0.22	$0.49

Weighted average shares outstanding
- Basic		32,047,222	32,047,222
- Diluted		32,047,222	32,047,222

The accompanying notes are an integralpart of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Stockholders’ Equity
As of December 31, 2010 and December 31, 2009
(Stated in US Dollars)

						Accumulated
					Non-	Other
	Shares	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2009	1,708,123	$-	$-	$-	$-	$-	$-
Share exchange	30,233,750	6,395,907	234,683	15,681,231	368,832	2,429,705	25,110,358
Cancellation of shares as amendment to share exchange agreement	(435,123)	-	-	-	-	-	-
Net income	-	-	-	15,849,675	-	-	15,849,675
Apportionment of net income to non-controlling interest	-	-	-	(104,012)	104,012	-	-
Currency translation adjustment	-	-	-	-	-	165,972	165,972
Balance at December 31, 2009	31,506,750	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005

Balance at January 1, 2010	31,506,750	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472	567,496					567,496
Apportionment of loss to non-controlling interest				45,449	(45,449)		0
Net income				7,027,022			7,027,022
Currency translation adjustment						771,018	771,018
Balance at December 31, 2010	32,047,222	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

	Twelve months	Twelve months	Accumulated
	12/31/2010	12/31/2009	Total
Comprehensive Income
Net income	$7,027,022	$15,849,675	$22,876,697
Other Comprehensive Income
Foreign currency translation adjustment	771,018	165,972	936,990
Total Comprehensive Income	$7,798,040	$16,015,647	$23,813,687

The accompanying notes are an integralpart of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Cash flows from operating activities:
Net income (loss)	$7,027,022	$15,849,675
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation	567,496
Depreciation and amortization	6,015,278	4,140,370
Bad debt expense	75,532	3,298,264

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	(17,467,781)	24,792,447
(Increase) in Inventories	(27,395,704)	(17,659,540)
Decrease/(Increase) in Prepayments and other receivables	(2,860,096)	(40,749,386)
Decrease/(Increase) in Related party receivables	3,255,792	(2,904,000)
(Increase) in Security deposits	(4,764,209)	-
Increase/(Decrease) in Notes and accounts payable	88,694,267	(23,218,260)
Increase in Other payables and current liabilities	99,505,806	16,181,653
Net cash provided/(used) by operating activities	152,653,403	(20,268,777)

Cash flows from investing activities:
(Increase) in Restricted cash	(38,612,920)	(29,685,615)
(purchase) of long-term investment in equities	(4,779,457)	(3,799,298)
Acquisitions of property, plant and equipment	(29,454,990)	-
Decrease/(Increase) in Construction in progress	(22,342,116)	(6,514,150)
Acquisitions of Intangible asset	(973,054)	-
Capital expenditures	-	(16,800,643)
Net cash used in investing activities	(96,162,537)	(56,799,706)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	-	140,780,568
Repayment of bank borrowings and others	(52,720,849)	(59,669,667)
Repayment of capital lease obligation	(1,077,220)	(2,637,693)
Net cash provided/(used) in financing activities	(53,798,069)	78,473,208

Net (decrease) increase in cash	2,692,797	1,404,727

Effect of exchange rate changes	771,018	190,502

Cash at beginning of the period	5,749,945	4,154,716

Cash at end of the period	$9,213,760	$5,749,945

Supplemental disclosure of cash flow information:
Interest received	$1,130,207	$-
Interest paid	$(8,254,823)	$2,639,702
Income taxes paid	$(2,618,202)	$368,172

The accompanying notes are an integralpart of these consolidated financial statements

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

1.	The Company and Principal Business Activities

A.	Organizational History

I.	Ultimate Holding Company

a.)
Birch Branch, Inc. (“BRBH”) was incorporated in the State of Colorado on September 29, 1989.  BRBH was originally formed to pursue real estate development projects until December 16, 2006.Unless the context requires or is otherwise indicated, the term the “Company” includes BRBH and the following entities, after giving effect to the Share Exchange (as defined herein):

II.	Intermediary Holding Companies

a.)	Shun Cheng Holdings HongKong Limited (“Shun Cheng HK”) is an investment holding company that was incorporated in Hong Kong on December 18, 2009.

Shun Cheng HK does not have any operations.  Its sole purpose is to act as an intermediary holding company.

b.)
On March 17, 2010, under the laws of the HenanProvince, in the People’s Republic of China (“PRC”), Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”) was incorporated as a wholly-foreign owned entity.  Anyang WFOE is wholly-owned by Shun Cheng HK.

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

SC Coke is located in the HenanProvince coal chemical industry cluster area in AnyangCounty, about 40 kilometers (approximately 25 miles) to the northwest of AnyangCity.  SC Coke is principally engaged in the processing of coal into coke, and related byproducts of cleaned coal, tar, crude benzene, and ammonium sulfate.

b.)           Henan Shuncheng Group Longdu Trade Co., Ltd. (“Longdu”) is a limited liability company organized in the PRC on May 25, 2004.  SC Coke holds an 86% interest in Longdu.  The Company’s Chairman, Mr. Wang Xinshun, owns a 5% interest in Longdu.
Longduis principally engaged in coal-washing and the production of refined coal, medium coal and coal slurry.The majority of Longdu’s coal is sent to the Company for further processing, while the remainder is sold to outside customers.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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
The Company regrouped certain accounts in the December 31, 2009 consolidated balance sheet to improve comparability with December 31, 2010 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

Trade receivables are reported at net realizable value.The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

J.	Construction in Progress

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

K.	Intangible Assets

Land Use Rights are stated at cost less accumulated amortization. Amortization is provided over its useful life, using the straight-line method.  The useful life of the land use right is 30 years.

L.	Long-term Investments

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

M.	Impairment of Long-Lived Assets

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

At December 31, 2010, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during years ended December 31, 2010 and 2009.

N.	Fair Value of Financial Instruments

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

At December, 2010	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$9,213,760	$-	$-	$9,213,760
Restricted cash	91,017,450	-	-	91,017,450
Notes receivables	-	4,335,785	-	4,335,785
Total financial assets	100,231,210	4,335,785	-	104,566,995

Financial liabilities:
Notes payable	-	120,118,576	-	120,118,576
Total financial liabilities	$-	$120,118,576	$-	$120,118,576

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the yearended December 31, 2010.

O.	Statutory Reserve

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

P.	Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the years ended December 31, 2010 and 2009. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	12/31/2010	12/31/2009	9/30/2009
Period/year end RMB: U.S. Dollar exchange rate	6.6118	6.8372	6.8376
Average RMB: U.S. Dollar exchange rate	6.7788	6.8408	6.8425

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

Q.	Comprehensive Income

The Company accounts for comprehensive income in accordance with the provisions of ASC topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

R.	Revenue Recognition

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

Customer payments received prior to completion of the above criteria are recorded as a liability on the Company’s balance sheet as unearned revenue.

S.	Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense are included in sales and marketing expenses.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

T.	Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for 2010 and 2009 and are included in sales and marketing expenses.

U.	Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Hong Kong and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain. The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its annual audit of its tax position for the year ended December 31, 2010, the Company concluded that there was no uncertainty regarding its tax position. Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

V.	Recent Accounting Pronouncements

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

3.	Trade Receivables

The Company’s trade receivables as of December 31, 2010 and December 31, 2009, as well as the activity in the Company’s allowance for bad debts for the year ended December 31, 2010 and the year ended December 31, 2009 are set forth below:-

	12/31/2010	12/31/2009
Trade Receivables	$29,804,218	$14,054,708
Less: Allowance for Bad Debt	1,653,287	3,618,626
Trade Receivables, net	28,150,931	10,436,082

Allowance for Bad Debts
Beginning Balance	3,618,626	317,787
Provision for bad debts	75,532	3,300,839
Less:Allowance write back because of bad debt recovery	(2,040,871)	-
Ending Balance	$1,653,287	$3,618,626

4.	Other Receivables

Other receivables at December 31, 2010 and December 31, 2009 is detailed in the table below.

	12/31/2010	12/31/2009
Project safety deposit	$10,411	$-
Non-collateralized, non-interest bearing loans to individuals receivable on demand	9,814,316	-
Others	1,724,256	-
	$11,548,983	$-

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

5.	Inventories

The components of the Company’s inventories as of December 31, 2010 and December 31, 2009 are as follows:-

	12/31/2010	12/31/2009
Raw materials	$10,767,108	$6,580,843
Work in process and semi-finished goods	44,736,578	22,118,983
Finished goods	4,318,338	3,726,494
Total inventories	$59,822,024	$32,426,320

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of December 31, 2010 and December 31, 2009 are as follows:-

	12/31/2010	12/31/2009
Construction projects prepayments	$4,354,061	$14,957,919
Prepayments for raw materials in operations	44,628,658	45,737,477
Prepaid taxes	3,023,790	-
	$52,006,509	$60,695,396

7.	Property, Plant and Equipment, net

The components of the Company’splant and equipment are as follows:-

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Buildings and plant	$31,214,528	2,724,146	$28,490,382
Machinery and equipment	52,145,602	13,736,261	38,409,341
Electronic equipment	970,225	272,652	697,573
Vehicles	3,660,104	1,650,989	2,009,115
Wastewater treatment and environmental equipment	786,680	336,820	449,860
Total plant and equipment	$88,777,139	$18,720,868	$70,056,271

		Accumulated
12/31/2009	At Cost	Depreciation	Net
Buildings and plant	$21,160,158	$1,211,661	$19,948,497
Machinery and equipment	34,645,669	9,967,947	24,677,722
Electronic equipment	429,188	161,650	267,538
Vehicles	2,411,955	1,209,313	1,202,642
Wastewater treatment and environmental equipment	675,178	192,411	482,767
Total plant and equipment	$59,322,148	$12,742,982	$46,579,166

Depreciation expenses related to plant and equipment were $5,977,886and $4,140,370 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

8.	Construction in Progress

The components of the Company’sconstruction in progress are as follows:-

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Construction in progress	37,363,374	-	37,363,374
Deposits for construction projects	13,364,562		13,364,562
Total Construction in progress	$50,727,936	-	$50,727,936

		Accumulated
12/31/2009	At Cost	Depreciation	Net
Construction in progress	18,806,924	-	18,806,924
Deposits for construction projects	9,578,896		9,578,896
Total Construction in progress	$28,385,820	-	$28,385,820

The construction in progress sub-account is detailed below:-

Description	12/31/2010	12/31/2009
Coking furnace	$12,548,316	$151,665
Office buildings	4,176,514	2,438,888
Plant and facilities	20,006,351	11,687,086
Sewage system	632,193	511,223
Equipment peripherals	-	4,018,061
	$37,363,374	$18,806,924

9.	Intangible Assets, net

The components of the Company’s intangible assets are as follows:-

		Accumulated
12/31/2010	At Cost	Amortization	Net
Land Use Rights	$973,053	$37,392	$935,661
Total intangible assets	$973,053	$37,392	$935,661

Amortization expenses related to intangible assets were $37,392 and $0 for the twelve months ended December 31, 2010 and 2009, respectively.

10.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment	Ownership	Type	12/31/2010
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,355,849
Anyang Urban Credit Cooperative	11.26%	Equity	6,184,558
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,356,393
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	7,303,306
			$20,200,106

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

11.	Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at December 31, 2010 for the Company’s bank notes payable.

Financial Institution	Due Date	12/31/2010
China Citic Bank - Zhengzhou Branch	01/28/2011	3,024,895
Shanghai Pudong Development Bank - Zhengzhou Branch	01/02/2011	10,587,132
Shanghai Pudong Development Bank - Zhengzhou Branch	04/14/2011	2,722,406
Shanghai Pudong Development Bank - Zhengzhou Branch	04/28/2011	5,293,566
Shanghai Pudong Development Bank - Zhengzhou Branch	06/10/2011	9,830,908
Guangdong Development Bank - Anyang Branch	01/06/2011	5,293,566
Guangdong Development Bank - Anyang Branch	01/26/2011	6,049,790
Guangdong Development Bank - Anyang Branch	03/10/2011	2,268,671
Guangdong Development Bank - Anyang Branch	06/14/2011	7,562,237
Henan Rural Credit Cooperative - Tongye Branch	03/11/2011	4,537,342
Henan Rural Credit Cooperative - Tongye Branch	03/26/2011	2,722,406
Henan Rural Credit Cooperative - Tongye Branch	03/29/2011	3,024,895
Commercial Banks of China - Anyang Branch	03/09/2011	4,537,342
Bank of Luoyang - Zhengzhou Branch	03/01/2011	4,537,342
Bank of Luoyang - Zhengzhou Branch	05/30/2011	1,512,448
China Minsheng Banking Corp.- Zhengzhou Branch	06/08/2011	13,612,027
China Minsheng Banking Corp.- Zhengzhou Branch	06/09/2011	4,537,342
China Everbright Bank - Zhengzhou Branch	01/23/2011	4,537,342
China Everbright Bank - Zhengzhou Branch	01/28/2011	6,049,790
China Everbright Bank - Zhengzhou Branch	02/20/2011	3,055,144
China Everbright Bank - Zhengzhou Branch	04/13/2011	3,024,895
China Everbright Bank - Zhengzhou Branch	06/21/2011	7,562,237
China Construction Bank - Zhongzhou Branch	01/20/2011	4,234,853
		$120,118,576

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

12.	Loans

The components of the Company’s loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	12/31/2010
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2011	10.6200%	$4,537,342
Shanghai Pudong Development Bank - Zhengzhou Branch	B	09/19/2011	6.1160%	6,049,790
Bank of China - Anyang Branch	C	07/20/2011	5.8410%	3,024,895
China Construction Bank - Anyang Branch	D	07/28/2011	6.3720%	3,024,895
Agricultural Bank of China - Anyang Branch	E	09/18/2011	6.3720%	4,537,342
Industrial and Commercial Bank of China - Shuiye Branch	F	02/09/2011	5.3460%	1,814,937
Industrial and Commercial Bank of China - Shuiye Branch	G	04/13/2011	5.6500%	7,562,238
Guangdong Development Bank - Anyang Branch	H	07/19/2011	5.3100%	3,024,895
Guangdong Development Bank - Anyang Branch	I	06/07/2011	5.3100%	1,512,447
Guangdong Development Bank - Anyang Branch	J	01/18/2011	5.3100%	3,024,895
Guangdong Development Bank - Anyang Branch	K	07/14/2011	5.3100%	1,512,447
Henan Urban Credit Cooperative - Anyang Branch	L	04/13/2011	7.9650%	3,024,895
Bank of Luoyang - Zhengzhou Branch	M	01/27/2011	6.3720%	3,024,895
Bank of Zhengzhou – Nongyedong Branch	N	11/29/2011	6.6720%	1,512,447
Bank of Zhengzhou – Nongyedong Branch	O	11/29/2011	6.6720%	3,024,895
				$50,213,255

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.
A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd and Henan Hubo Cement Co., Ltd
B.	Guaranteed by Anyang New Tianhe Cement Co., LLC
C.	Guaranteed by Xinlei Group Cheng Chen Coking Co., Ltd.
D.	Guaranteed by Linzhou Hexin Casting Co., Ltd.
E.	Guaranteed by Henan Hubo Cement Co., Ltd.
F.	Guaranteed by the Company’s inventory
G.	Guaranteed by the Company’s inventory
H.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
I.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking
J.	Guaranteed by Henan Hubo Cement Co., Ltd and Liyuan Coking Co., Ltd
K.	Guaranteed by Henan Hubo Cement Co., Ltd and Anyang Liyuan Coking Co., Ltd
L.	Guaranteed by Anyang Liyuan Coking Co., Ltd
M.	Guaranteed by Anyang Bailianpo Coal Co., Ltd.
N.	Guaranteed by Anyang Liyuan Coking Co., Ltd
O.	Guaranteed by Anyang Liyuan Coking Co., Ltd

13.	Other Payable

Other payable at December 31, 2010 and December 31, 2009 is detailed in the table below.

	12/31/2010	12/31/2009
Project safety deposit	$111,222	$167,836
Unbilled purchase payable	133,446	3,785,000
Payable for raw materials in operation	29,194	566,602
Advances from individuals payable on demand	43,962,055	5,159,865
Others	706,647	574,969
	$44,942,564	$10,254,272

14.	Notes Payable to Related Party

Creditor	Note	12/31/2010	12/31/2009
Chairman, Wang Xinshun	A	$36,955,017	$35,635,066
SC Coke Shareholders	B	27,186,184	-
		$64,141,201	$35,635,066

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

A.	Note Payable to Wang Xinshun
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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the year ended December 31, 2010.

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

15.	Forgivable Loans

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

16.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of December 31, 2010:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $725,486 as of December 31, 2010.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $4,020,251 for the year ended December 31, 2010.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $3,894,312 as of December 31, 2010.

Cost of revenues related to purchases from Bailianpo included in the consolidated financial statements amounts to approximately $13,511,551 for the year ended December 31, 2010.

(b)
SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $132,410 as of December 31, 2010.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $9,224,070 for the year ended December 31, 2010.

17.	Income Taxes

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the U.S. borders. The Company currently only incurs expenses in the United States that are associated with being a public company.

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the years ended December 31, 2010 and 2009, respectively:

	12/31/2010	12/31/2009
Income (loss) before tax:
USA	(567,496)	-
HK	(14,487)	-
PRC	10,227,207	21,194,530
Total	$9,645,224	$21,194,530

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	2,618,202	5,344,855
Total provision for taxes (tax benefit)	$2,618,202	$5,344,855

Effective tax rate	27.15%	25.22%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2010 and 2009 are shown in the following table:

	12/31/2010	12/31/2009
US statutory tax rate	34%	34%
Lower rates in the PRC	-9%	-9%
Accrual and reconciling items	2.15%	0.22%
Effective tax rate	27.15%	25.22%

18.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for thirteen companies (the “guarantees”) in the amount of approximately $50,137,630 at December 31, 2010. Of the aforementioned guarantees, four of the thirteen companies have, in turn, guaranteed debts of approximately $3,024,895 on behalf of SC Coke at December 31, 2010.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

		Guarantee
Guarantee Beneficiary	Creditor	End	12/31/2010
Anshan Minshan Metal Co., Ltd.	Avic International	09/15/2013	$4,537,342
Anyang New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/27/2011	6,049,790
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	10/30/2011	3,024,895
Xinlei Group Cheng Chen Coking	Guangdong Development Bank - Anyang Branch	03/29/2011	6,806,013
Anyang Yuxin Activity of Limestone Co., Ltd.	China Construction Bank - Anyang Branch	01/05/2012	1,512,447
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/05/2011	1,512,447
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2011	1,966,182
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2011	1,663,692
Shangqiu Jinhubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	01/26/2011	5,293,566
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	03/19/2011	680,601
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/29/2011	1,512,447
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	12/14/2011	1,512,447
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/09/2011	4,537,342
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	04/27/2011	3,024,895
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	03/22/2011	3,024,895
Anyang Zhenli Cement Co., Ltd.	Henan Rural Credit Cooperative - Anyang Branch	02/03/2011	453,734
Henan Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	03/22/2011	3,024,895
			$50,137,630

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at December 31, 2010:-

Year ending December 31:	Principal	Payments
2011	$1,455,414	$1,886,960
2012	1,566,233	1,886,960
2013	1,685,491	1,886,960
2014	632,155	678,768
Total future minimum lease payments	$5,339,293	$6,339,648

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defersSC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of December 31, 2010, SC Coke had accrued approximately $11 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

SC Coke has available funds to cover the unpaid tax liability, but may not have sufficient funds available to pay the fine. The Chairman entered into a tax indemnity agreement on May 23, 2010, pursuant to which he agreed to indemnify SC Coke for any interest, penalties or other related extra costs resulting from the prior and any future tax underpayments in tax years in which he managed and operated SC Coke.  The indemnification is capped at $35.6 million.

19.	Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through December 31, 2010.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2009 to December 31, 2010, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.8372 and $1.00 to RMB 6.6118. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

20.	Share Based Compensation

For the year ended December 31, 2010, the Company recorded an expense of $567,496 under the general and administrative account for the issuance of 540,472 common shares at $1.05 per share. The shares were issued to financial consultants for services rendered in connection with the Share Exchange and expected future financing transactions.  For the purposes of calculating earnings per share, the Company has assumed that these shares were issued on January 1, 2010.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

21.	Warrants

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

As of October 21, 2010, the Company has not closed the private financing. These warrants have been forfeited.

22.	Earnings Per Share

	12 months	12 months
	ended	ended
	12/31/2010	12/31/2009
Basic earnings per share numerator:
Net income attributable to common shareholders	$7,072,471	$15,745,663

Basic weighted average shares outstanding:	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultants	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222

Earnings per share
- Basic	$0.22	$0.49
- Diluted	$0.22	$0.49

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 4, 2010, our board of directors dismissed Cordovano and Honeck, LLP (“Cordovano”) as our independent registered public accounting firm, and we engaged a new independent registered public accounting firm, Samuel H. Wong & Co., LLP (“SHW”), to serve as our independent auditor. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we reports as follows:

(a)   Dismissal of Current Independent Registered Public Accounting Firm.

(i)	Cordovano was dismissed as our independent registered public accounting firm effective on August 4, 2010;
(ii)	Our Board of Directors participated in and approved the decision to dismiss our previous independent registered public accounting firm on August 4, 2010;
(iii)
Cordovano’s audit reports on the financial statements of the Company, for the fiscal year ended June 30, 2009, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles;

(iv)
we did not have any disagreements with Cordovano relating to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials of the Company for the fiscal year ended June 30, 2009, which disagreements, if not resolved to the satisfaction of Cordovano, would have caused us to make reference to the subject matter of the disagreements in connection with our reports; and

(b)	Engagement of New Independent Registered Public Accounting Firm.

(i)	On August 4, 2010, we engaged SHW to serve as our independent registered public accounting firm. The decision to engage SHW was approved by the Board of Directors; and
(ii)
prior to engaging SHW, we had not consulted SHW regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Position Held with our Company	Age
Xinshun Wang	Chairman of the Board of Directors	50
Feng Wang	President, Chief Executive Officer and Director	46
Lei Wang	Chief Financial Officer	42
Dexin Li	Chief Operating Officer and Director	63
Qifa Huang	Director	47
Senshan Gong	Director	36

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Xinshun Wang

Mr. Wang is a founder and the sole director of SC Coke (formerly known as Anyang Shuncheng Coal Washing Co., Ltd prior to February 2005), a position he has held since February 2005. Since May 2008 Mr. Wang has also served as the General Manager of Bailianpo, in which he owns a 43.86% interest. From August1997 to January2005 Mr. Wang serviced as general manager of Anyang Shuncheng Coal Washing Co., Ltd. Mr. Wang founded Anyang Tiexi Coal Washery in March 1991 where he worked as a factory director until July 1997. Mr. Wang serves on the board of directors of Angang Steel Group Metallurgy Furnace Co., Ltd., Anyang Commercial Bank Co. Ltd. and Bailianpo. Mr. Wang graduated from Henan Engineering School in June 2009. Mr. Wang’s experience in the coal and coke industry and the operation and management of large-scale coke and refined coal operations are valuable resources in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

Feng Wang

Mr. Wang has served as Assistant General Manager of SC Coke since January 2000. Mr. Wang served as officer from August 1986 until July 1992, as the Head of Human Resources Department from August 1992 to June 1994 and as Chief of Office from July 1994 to December 1998, at Anyang Chemical Fiber Industry Co., Ltd. Mr. Wang graduated from Zhengzhou University in 1986. Mr. Wang has been the Assistant General Manager of SC Coke since 2000 and has been responsible for SC Coke’s operations related to supply, sales and financing. His business experience makes him qualified to serve on the Board.

Lei Wang

Mr. Wang has two decades of experience in accounting and financial management with companies in a diversity of industries.  Before joining us, since January 21, 2010 Mr. Wang had served as the M&A manager at PANSOFT, a NASDAQ company, where he managed company’s portfolio and oversaw the company’s compliance with U.S. GAAP.  Between January 9, 2006 and January 10, 2009, Mr. Wang held the finance manager position at Sun Moon Star, a Singapore publicly traded company, where he took charge in monitoring accounting procedures and preparing financial reports.  Between January 5, 2005 and January 6, 2006, Mr. Wang was an accountant at Oriental Health-Well Medicine, a UK company, where he was responsible for recording and verifying account journal entries and reviewing internal accounting procedures. Before that, Mr. Wang served as financial executives at a variety of companies in China for more than 10 years.

Mr. Wang received his MBA degree from the University of Northumbira in UK in 2005.  Mr. Wang became a qualified E.C.D.L. (European Computer Driving License) at Gateshead College in 2009 and a qualified AAT (Association of Accounting Technicians) at Tyne Metropolitan College in 2008.

Dexin Li

Mr. Li has served as the General Manager of SC Coke since April, 2006. From July 1999 to March 2006, Mr. Li served as the Factory Director of Anyang Iron and Steel Group Coking Plant and as Deputy Factory Director from June 1989 to June 1999. Mr. Li is also an executive director of the China Coking Industry Association and a director of the Henan Coking Committee of Chinese Society of Metals. Mr. Li graduated from Wuhan Institute of Iron and Steel (now known as Wuhan University of Science and Technology) in 1985. Mr. Li has been the General Manager of SC Coke since 2006 and has been responsible for all of its operations. His expertise in coke, refined coal and other chemical products makes him qualified to serve on the Board.

Qifa Huang

Mr. Huang has served as the Chief Financial Officer at Shanghai KuaiLu Investment Group since March 2010. From January 2005 to March 2009, Mr. Huang served as the Assistant General Manager of Beijing Yongtuo Certified Public Accountants Co., Ltd. Mr. Huang subsequently served as the deputy chief accountant at Hugang International Consulting Group from April 2009 to March 2010. Mr. Huang received his bachelor’s degree from Anhui Agricultural University in 1987. Mr. Huang is a Certified Public Accountant, a registered real estate appraiser, a registered consulting engineer and a registered land appraiser. His more than twenty years of experience in audit, tax and management consultancy and knowledge of various financial matters makes him qualified to serve on the Board.

Senshan Gong

Mr. Gong is a director of the Company. He has many years of oversea listing experience for Chinese operating companies. From September 2006 to May 2008, Mr. Gong served as the Manager of the Investment Analysis Department of Jinbao Intelligence United Venture Investment (Beijing) Co., Ltd. (“Jinbao”) where he was in charge of the site survey, material analysis and project selection during the early stage of Jinbao’s overseas listing process. Since June 2008, Mr. Gong has been serving as the Project Manager of USA Wall Street Capital United Investment Group Limited (“USA Wall Street”), the Company’s financing consultant. In that capacity, Mr. Gong has been coordinating the communication between the Company and its Chinese and U.S. legal counsels, auditors, and various other agencies to assist the Company in fulfilling its reporting obligations.

Mr. Gong graduated from Anhui Television and Radio Broadcasting University in 1998 with university qualifications.

Family Relationships

There are no family relationships exist between the directors and executive officers of the Company.

Auditors; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Chief our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Feng Wang	2010	$5,263	53,216	0	0	0	$58,479
President, CEO and Director	2009	$5,263	53,216	0	0	0	$58,479

Lei Wang	2010	$3,788	41,668	0	0	0	$45,456
Chief Financial Officer	2009	$0	0	0	0	0	$0

Dexin Li	2010	$5,263	53,216	0	0	0	$58,479
COO and Director	2009	$5,263	53,216	0	0	0	$58,479

Timothy Brasel (1)	2010	$0	0	0	0	0	$0
	2009	$0	0	0	0	0	$0

Earnest Mathis (2)	2010	$0	0	0	0	0	$0
	2009	$0	0	0	0	0	$0

Robert Lazzeri (3)	2010	$0	0	0	0	0	$0
	2009	$0	0	0	0	0	$0

(1)
Mr. Timothy Brasel was appointed as the sole director and officer of the Company on June 30, 2009 and he resigned from the Board of Directors in connection with the Share Exchange, effective July 13, 2010, and from all positions he held in the Company effective June 28, 2010.

(2)
Mr. Earnest Mathis was the former President, Chief Executive Officer and a director of the Company. On June 30, 2009, Mr. Mathis tendered a resignation from all positions held in the Company, effective immediately.

(3)
Mr. Robert Lazzeri was the former Chief Financial Officer, Secretary and a director of the Company. On June 30, 2009, Mr. Lazzeri resigned from all positions held in the Company, effective immediately.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by the member of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Xinshun Wang Chairman of the Board of Directors	87,179	(1)	-	-	-	87,179

Qifa Huang Director	-		-	-	-	0

Senshan Gong Director	-		-	-	-	0

(1)	Consists of an annual salary of $5,263 and a cash bonus of $82,475 for the fiscal year ended December 31, 2010.

Grants of Plan-Based Awards in Fiscal 2010

There were no option or other equity grants in 2010.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no options or other equity awards outstanding in 2010.

Option Exercises and Stock Vested in Fiscal 2010

There were no option exercises or stock vested in 2010.

Pension Benefits

There were no pension benefit plans in effect in 2010.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2010.

Employment Agreements

On June 28, 2010, we entered into employment agreements with Xinshun Wang, Feng Wang and Dexin Li.

On November 15, 2010, we entered into another employment agreement with Lei Wang.

Besides this, we have not entered into any other employment agreements with our directors or officers during the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,047,222 shares of common stock issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner	Title	Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)

Executive Officers and Directors

Feng Wang c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	President, Chief Executive Officer and Director	-	-%

Lei Wang c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	Chief Financial Officer	-	-%

Dexin Li c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	Chief Operating Officer and Director	-	-%

Xinshun Wang (2) c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	Chairman of the Board of Directors	23,869,547	74.5%

Qifa Huang c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	Director	-	-%

Senshan Gong c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Chun Road Intersection, Anyang County, Henan Province 455141, PRC	Director	-	-%

All Executive Officers and Directors as a group (6 persons)	-	23,869,547	74.5%

5% Shareholders

Shun Cheng Holdings Limited (2) P.O. Box 957 Offshore Corporations Centre Road Town, Tortola British Virgin Islands	-	14,799,421	46.2%

Weitian Li (3) Suite 806 1220 N. Market Street Wilmington, DE 19801	-	6,364,203	19.9%

USA Wall Street Capital United Investment Group Limited Suite 806 1220 N. Market Street Wilmington, DE 19801	-	1,829,142	5.7%

(1)	Percentages are rounded to the nearest one-tenth of one percent. The percentage of class beneficially owned is based on 32,047,222 shares of common stock issued and outstanding as of the Record Date.

(2)
Xinshun Wang and the sole shareholder of SC Holdings and various shareholders of other Shun Cheng HK Shareholders are parties to call option agreements, dated as of May 14, 2010 (collectively, the “Call Option Agreements”), pursuant to which Xinshun Wang is entitled to purchase up to 100% of the issued and outstanding shares of (i) SC Holdings and (ii) such other Shun Cheng HK Shareholders, at a price of $0.0001 per share for a period of five years upon satisfaction of certain conditions. Upon completion of the Share Exchange, SC Holdings and such shareholders of other Shun Cheng HK Shareholders owned in the aggregate approximately 74.5% of our issued and outstanding shares of common stock. Under the Call Option Agreements, Xinshun Wang also acquired the exclusive right to exercise all of the voting rights in respect of the shares of SC Holdings and the other Shun Cheng HK Shareholders subject to the agreements.

(3)
Weitian Li has sole voting and dispositive power over the shares held by USA Wall Street Capital United Investment Group Limited (1,829,142 shares), Jinmao Investment Group Limited (1,511,687 shares), Global Chinese Alliance Development Ltd. (1,511,687 shares) and USA International Finance Consulting Group Ltd. (1,511,687 shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On May 14, 2010, we entered into a Share Exchange Agreement with the principal shareholders of the Company, Shun Cheng Holdings Hongkong Limited, a privately-held company organized under the laws of Hong Kong (“Shun Cheng HK”), and the shareholders of Shun Cheng HK (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Shun Cheng HK from the Shun Cheng HK shareholders in exchange for the issuance by us to the Shun Cheng HK shareholders of an aggregate of 30,233,750 newly-issued shares of our common stock (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, will constitute approximately 95% of our issued and outstanding shares of common stock.  Upon consummation of the Share Exchange, Shun Cheng HK will become a wholly-owned subsidiary of the Company.

On May 23, 2010, Xinshun Wang, our Chairman and sole director of SC Coke, entered into a tax indemnity agreement with SC Coke, pursuant to which Xinshun Wang agreed to indemnify SC Coke for any interest, penalties or other related extra costs resulting from the prior and any future tax underpayments in tax years in which he managed and operated SC Coke, and any such indemnity payment will be solely deducted from the principal amount of the loan Xinshun Wang provided to SC Coke.

On May 23, 2010, SC Coke entered into a loan agreement with Xinshun Wang, our Chairman and the sole director of SC Coke, regarding outstanding loans to SC Coke of $35.6 million as at December 31, 2009.  The principal terms of the loan are: (a) 12 year term, beginning as of December 31, 2009 to December 31, 2021, (b) 3% fixed annual interest on a non-compounded basis over the term of the loan, (c) SC Coke has the option, but not the obligation, to pay interest for the first two years, (d) 10 year equal payments beginning December 31, 2012 to December 31, 2021, and (e) the lender has no ability to call a default.  Additionally, on May 31, 2010 SC Coke’s sole director agreed to indemnify SC Coke from any underpayment of its income tax in prior and future years, and all associated interest, penalties and costs as a result of such underpayment, up to a maximum of $35.6 million.

On June 1, 2010, SC Coke entered into a Listing & Financing Consultancy Agreement (the “Financing Consultancy Agreement”) with USA Wall Street Capital United Investment Group Limited (“USA Wall Street”) where Senshan Gong, one of our directors, has been serving as the Project Manager since June 2008. Pursuant to the Financing Consultancy Agreement, USA Wall Street agreed to provide financial consultancy services.  Pursuant to the terms of the Financing Consultancy Agreement, USA Wall Street provided financial consulting services to SC Coke prior to and in connection with the Share Exchange in exchange for which it was entitled to receive 20% of the equity of Shun Cheng HK.  In connection with the closing of the Share Exchange, USA Wall Street, collectively with other entities under common control with it, received 6,364,203 shares of common stock of BRBH.

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

On July 20, 2010, SC Coke entered into a loan agreement with Bank of China, Anyang Branch.  The principal amount of the secured loan is approximately $2,937,461.  The secured loan carries an interest rate of 5.841% per annum, is due on July 20, 2011, and is personally guaranteed by the SC Coke shareholders, one of whom is the Chairman of the Board of Directors of the Company, and a third party guarantor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $173,000 and $150,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement, dated May 14, 2010 *
2.2	Amendment No. 1 to the Share Exchange Agreement dated June 28, 2010 *
3.1	Articles of Incorporation of the Company *
3.2	Certificate of Amendment to the Articles of Incorporation of the Company *
3.3	Amended and Restated Bylaws of the Company *
10.1
Cancellation Agreement, dated June 28, 2010 by and among Birch Branch, Inc., Shun Cheng Holdings HongKong Limited, Brasel Family Partners, LaMirage Trust, Lazzeri Family Trust, Mathis Family Partners LTD, Lazzeri Equity Partners 401(k) Plan. *

10.2	Entrusted Management Agreement dated March 19, 2010 between Anyang Shuncheng Energy Technology Co., Ltd., Wang Xinshun, Wang Xinming, Cheng Junsheng and Henan Shuncheng Group Coal Coke Co., Ltd. *
10.3	Shareholders’ Voting Proxy Agreement dated March 19, 2010 between Anyang Shuncheng Energy Technology Co., Ltd., Wang Xinshun, Wang Xinming and Cheng Junsheng. *
10.4	Exclusive Option Agreement dated March 19, 2010 between Anyang Shuncheng Energy Technology Co., Ltd., Wang Xinshun, Wang Xinming, Cheng Junsheng and Henan Shuncheng Group Coal Coke Co., Ltd. *
10.5	Shares Pledge Agreement dated March 19, 2010 between Anyang Shuncheng Energy Technology Co., Ltd., Wang Xinshun, Wang Xinming, Cheng Junsheng and Henan Shuncheng Group Coal Coke Co., Ltd. *
10.6	Loan Agreement dated May 23, 2010 by and between Xinshun Wang and Henan Shuncheng Group Coal Coke, Co., Ltd. *
10.7	Listing & Financing Consultancy Agreement dated as of June 1, 2010 between Henan Shuncheng Group Coal Coke Co., Ltd. and USA Wall Street Capital United Investment Group Limited. *
10.8	Tax Indemnity Agreement dated May 23, 2010 by and between Wang Xinshun and Henan Shuncheng Group Coal Coke, Co., Ltd. *
10.9	Loan Agreement dated May 23, 2010 by and between Wang Xinshun and Henan Shuncheng Group Coal Coke, Co., Ltd. *
10.10	Employment Agreement dated June 28, 2010 between Birch Branch, Inc. and Xinshun Wang. *
10.11	Employment Agreement dated June 28, 2010 between Henan Shuncheng Group Coal Coke Co., Ltd. and Xinshun Wang.*
10.12	Employment Agreement dated June 28, 2010 between Birch Branch, Inc. and Feng Wang. *
10.13	Employment Agreement dated June 28, 2010 between Birch Branch, Inc. and Dexin Li. *
10.14	Employment Agreement dated November 15, 2010 between Birch Branch, Inc. and Lei Wang. *
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

* Previously filed.
† Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the March 31, 2011.

BIRCH BRANCH, INC.

By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Birch Branch, Inc. and in the capacities and on the dates indicated.

March 31, 2011	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

March 31, 2011	By:	/s/ Xinshun Wang
Xinshun Wang
Chairman of the Board of Directors

March 31, 2011	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

March 31, 2011	By:	/s/ Dexin Li
Dexin Li
Chief Operating Officer and Director

March 31, 2011	By:	/s/ Qifa Huang
Qifa Huang
Director

March 31, 2011	By:	/s/ Senshan Gong
Senshan Gong
Director