Form 10-Q
period 2011-03-31
BIRCH BRANCH INC
filed 2011-05-16
CIK 857872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

BIRCH BRANCH, INC.
(Exact name of registrant as specified in Charter)

Colorado	333-126654	84-1124170
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o Henan Shuncheng Group Coal Coke Co., Ltd.
Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Cun Road Intersection,
Anyang County, Henan Province, China 455141
 (Address of Principal Executive Offices)

+86 372 323 7890
 (Issuer Telephone number)

 _______________________________________________________
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 32,047,222

BIRCH BRANCH, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Birch Branch, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Reviewed Consolidated Financial Statements

March 31, 2011 and 2010

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page
Consolidated Balance Sheets (unaudited)	7-8

Consolidated Statements of Operations (unaudited)	9

Consolidated Statements of Equity (unaudited)	10

Consolidated Statements of Cash Flows (unaudited)	11

Notes to Consolidated Financial Statements (unaudited)	12-32

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Birch Branch, Inc.

We have reviewed the accompanying consolidated balance sheet of Birch Branch, Inc. (the “Company”) as of March 31, 2011 and December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California	Samuel H. Wong & Co., LLP
May 13, 2011	Certified Public Accountants

Birch Branch, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	3/31/2011	12/31/2010
Assets		(unaudited)	(audited)
Current assets:
Cash	2D	$11,739,753	$9,213,760
Restricted cash	2E	104,458,075	91,017,450
Bank notes receivable	2F	2,050,958	4,335,785
Trade receivables	2G, 3	23,993,467	28,150,931
Other receivables	4	18,432,636	11,548,983
Related party receivables	16	10,226,024	4,752,208
Inventories	2H, 5	62,346,864	59,822,024
Advances to suppliers and prepayments	6	67,797,089	52,006,509
Deposits	7	4,794,448	4,764,209
Total current assets		305,839,314	265,611,859

Non-current assets:
Property, plant and equipment, net	2I, 8	68,904,164	70,056,271
Construction in Progress	2J, 9	56,005,865	50,727,936
Intangible assets, net	2K, 10	917,119	935,661
Long-term investments	2L, 11	20,328,314	20,200,106
Total non-current assets		146,155,462	141,919,974

Total assets		$451,994,776	$407,531,833

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	12	$152,509,094	$120,118,576
Bank loans	13	51,749,593	50,213,255
Accounts payable		66,559,008	51,021,652
Accrued liabilities		262,626	287,899
Taxes payable		11,761,026	11,560,614
Other payable	14	34,130,874	44,942,564
Capital lease obligation, current portion	19	1,491,769	1,455,414
Customer deposits		5,671,078	5,486,463
Total current liabilities		324,135,068	285,086,437

Non-current liabilities:
Notes payable to related party	15	68,726,777	64,141,201
Forgivable loans	16	5,403,266	5,192,184
Capital lease obligation, non-current portion	19	3,528,369	3,620,470
Total non-current liabilities		77,658,412	72,953,855
Total liabilities		$401,793,480	$358,040,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	3/31/2011	12/31/2010
	(unaudited)	(audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of March 31, 2011 and December 31, 2010	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	39,070,774	38,499,365
Accumulated other comprehensive income	3,510,779	3,366,695
Non-controlling interest	421,657	427,395
Total stockholders’ equity	50,201,296	49,491,541

Total liabilities and equity	$451,994,776	$407,531,833

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the three-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

	Note	3/31/2011	3/31/2010
Revenues	2R	$80,033,295	$64,417,320
Cost of revenues		71,459,779	59,443,601
Gross profit		8,573,516	4,973,719

Operating expenses:
Sales and marketing	2T	2,125,809	863,374
General and administrative		2,152,260	1,728,459
Total operating expenses		4,278,069	2,591,833

Income (loss) from operations		4,295,447	2,381,886

Other income (expense):
Interest income		331,859	311,735
Interest expense		(3,941,313)	(1,235,748)
Other income		205,664	103,994
Other expense		(121,722)

Total other income (expense)		(3,525,512)	(820,019)

Income (loss) before provision for income taxes	2U, 18	769,935	1,561,867

Provision for (benefit from) income taxes		204,264	502,139

Net income (loss)		$565,671	$1,059,728

Net income attributable to:
- Common stockholders		571,409	1,122,264
- Non-controlling interest		(5,738)	(62,536)

Earnings per share	22
- Basic		$0.02	$0.04
- Diluted		$0.02	$0.04

Weighted average shares outstanding
- Basic		32,047,222	32,047,222
- Diluted		32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

							Accumulated
						Non-	Other
	Shares	Common	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Stock	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2010	31,506,750	$-	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472		567,496					567,496
Apportionment of loss to non-controlling interest					45,449	(45,449)		0
Net income					7,027,022			7,027,022
Currency translation adjustment							771,018	771,018
Balance at December 31, 2010	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

Balance at January 1, 2011	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541
Share compensation								0
Apportionment of loss to non-controlling interest					5,738	(5,738)		0
Net income					565,671			565,671
Currency translation adjustment							144,084	144,084
Balance at March 31, 2011	32,047,222	$-	$6,963,403	$234,683	$39,070,774	$421,657	$3,510,779	$50,201,296

	Three months	Twelve months	Accumulated
Comprehensive Income	3/31/2011	12/31/2010	Total
Net income	$566,671	$7,027,022	$7,593,693
Other Comprehensive Income
Foreign currency translation adjustment	144,084	771,018	915,102
Total Comprehensive Income	$710,755	$7,798,040	$8,508,795

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

	3/31/2011	3/31/2010
Cash flows from operating activities:
Net income (loss)	$565,671	$1,059,728
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation
Depreciation and amortization	1,985,628	1,224,373
Bad debt expense		386,623

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	6,442,290	(8,447,255)
(Increase) in Inventories	(2,524,841)	(4,012,877)
Decrease/(Increase) in Prepayments and other receivables	(22,674,232)	(176,636)
Decrease/(Increase) in Related party receivables	(5,473,816)	4,617,000
(Increase) in Security deposits	(30,238)	-
Increase/(Decrease) in Notes and accounts payable	47,927,874	12,909,428
Increase/(Decrease) in Other payables and current liabilities	(5,866,360)	(4,744,631)
Net cash provided by (used in) operating activities	20,351,976	2,815,753

Cash flows from investing activities:
Decrease/(Increase) in Restricted cash	(13,440,625)	2,814,815
(purchase) of long-term investment in equities	(128,209)	(4,390,948)
(Acquisitions)/sale of property, plant and equipment	(808,803)	2,735,599
Decrease/(Increase) in Construction in progress	(5,277,930)	(5,211,753)
(Increase)/Decrease in Intangible assets	(6,176)	-
Net cash provided by (used in) investing activities	(19,661,743)	(4,052,287)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	13,698,423	19,905,250
Repayment of bank borrowings and others	(12,162,083)	(18,826,049)
Repayment of capital lease obligation	(55,746)	-
Proceeds from forgivable loans	211,082	-
Net cash provided by (used in) financing activities	1,691,676	1,079,201

Net (decrease) increase in cash	2,381,909	(157,333)

Effect of exchange rate changes	144,084	21,353

Cash at beginning of the period	9,213,760	5,749,945

Cash at end of the period	$11,739,753	$5,613,965

Supplemental disclosure of cash flow information:
Interest received	$331,859	$311,735
Interest paid	3,966,586	1,235,748
Income taxes paid	-	143,458

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

1.	The Company and Principal Business Activities

A.	Organizational History

I.	Ultimate Holding Company

a.)
Birch Branch, Inc. (“BRBH”) was incorporated in the State of Colorado on September 29, 1989.  BRBH was originally formed to pursue real estate development projects until December 16, 2006. Unless the context requires or is otherwise indicated, the term the “Company” includes BRBH and the following entities, after giving effect to the Share Exchange (as defined herein):

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

The Company regrouped certain accounts in the December 31, 2010 consolidated balance sheet to improve comparability with March 31, 2011 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Restricted cash represents cash that is held by banks as collateral for bank notes payable. The banks have collateral requirements ranging from 0% to 100% of the outstanding bank notes.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

At March 31, 2011, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the three months ended March 31, 2011 and 2010.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

At March, 2011	Quoted in
	Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$11,739,753	$-	$-	$11,739,753
Restricted cash	104,458,075	-	-	104,458,075
Notes receivables		2,050,958		2,050,958
Total financial assets	116,197,828	2,050,958	-	118,248,786

Financial liabilities:
Notes payable	-	152,509,094	-	152,509,094
Total financial liabilities	-	152,509,094	-	152,509,094

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the three months ended March 31, 2011.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

P.	Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three months ended March 31, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	3/31/2011	12/31/2010	3/31/2010
Period/year end RMB: U.S. Dollar exchange rate	6.5701	6.6118	6.8361
Average RMB: U.S. Dollar exchange rate	6.5894	6.7788	6.8360

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

T.	Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for the first quarter 2011 and 2010 and are included in sales and marketing expenses.

U.	Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Hong Kong and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain. The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its quarter review of its tax position for the three months ended March 31, 2011, the Company concluded that there was no uncertainty regarding its tax position. Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

The Company’s trade receivables as of March 31, 2011 and December 31, 2010, as well as the activity in the Company’s allowance for bad debts for the three-month ended March 31, 2011 and the year ended December 31, 2010 are set forth below:-

	3/31/2011	12/31/2010
Trade Receivables	$25,099,748	$29,804,218
Less: Allowance for Bad Debt	1,106,281	1,653,287
Trade Receivables, net	23,993,467	28,150,931

Allowance for Bad Debts
Beginning Balance	1,653,287	3,618,626
Provision for bad debts	-	75,532
Less: Allowance write back because of bad debt recovery	547,006	2,040,871
Ending Balance	$1,106,281	$1,653,287

4.	Other Receivables

Other receivables at March 31, 2011 and December 31, 2010 are detailed in the table below.

	3/31/2011	12/31/2010
Project safety deposit	$-	$10,411
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	13,765,659	9,814,316
Others	4,666,977	1,724,256
	$18,432,636	$11,548,983

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

5.	Inventories

The components of the Company’s inventories as of March 31, 2011 and December 31, 2010 are as follows:-

	3/31/2011	12/31/2010
Raw materials	$10,018,404	$10,767,108
Work in process and semi-finished goods	27,659,403	44,736,578
Finished goods	24,669,057	4,318,338
Total inventories	$62,346,864	$59,822,024

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of March 31, 2011 and December 31, 2010 are as follows:-

	3/31/2011	12/31/2010
Construction projects prepayments	$6,203,892	$4,354,061
Prepayments for raw materials in operations	60,296,934	44,628,658
Prepaid taxes	1,296,263	3,023,790
	$67,797,089	$52,006,509

7.	Deposits

Deposits are the company issued Notes Payable and deposited into Shanghai Pudong Development Bank under the names of AnJie Wu and JianKai Wang. These deposits are refundable when notes payable due in May 2011, are paid.

	3/31/2011	12/31/2010
AnJie Wu	$2,054,764	$2,041,804
JianKai Wang	2,739,684	2,722,405
	$4,794,448	$4,764,209

8.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:-

		Accumulated
3/31/2011	At Cost	Depreciation	Net
Buildings and plant	$31,513,809	3,150,009	28,363,800
Machinery and equipment	52,612,955	15,050,425	37,562,530
Electronic equipment	934,031	292,205	641,826
Vehicles	3,729,352	1,808,657	1,920,695
Wastewater treatment and environmental equipment	795,795	380,482	415,313
Total plant and equipment	$89,585,942	$20,681,778	$68,904,164

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Buildings and plant	$31,214,528	2,724,146	$28,490,382
Machinery and equipment	52,145,602	13,736,261	38,409,341
Electronic equipment	970,225	272,652	697,573
Vehicles	3,660,104	1,650,989	2,009,115
Wastewater treatment and environmental equipment	786,680	336,820	449,860
Total plant and equipment	$88,777,139	$18,720,868	$70,056,271

Depreciation expenses related to plant and equipment were $ 1,960,910 and $5,977,886 for the three months and twelve months ended March 31, 2011 and December 31, 2010, respectively.

9.	Construction in Progress

The components of the Company’s construction in progress are as follows:-

		Accumulated
3/31/2011	At Cost	Depreciation	Net
Construction in progress	$44,600,095	-	$44,600,095
Deposits for construction projects	11,405,770		11,405,770
Total Construction in progress	$56,005,865	-	$56,005,865

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Construction in progress	37,363,374	-	37,363,374
Deposits for construction projects	13,364,562		13,364,562
Total Construction in progress	$50,727,936	-	$50,727,936

The construction in progress sub-account is detailed below:-

Description	3/31/2011	12/31/2010
Coking furnace	$18,635,456	$12,548,316
Office buildings	4,669,551	4,176,514
Plant and facilities	20,645,429	20,006,351
Sewage system	649,659	632,193
	$44,600,095	$37,363,374

10.	Intangible Assets, net

The components of the Company’s intangible assets are as follows:-

		Accumulated
3/31/2011	At Cost	Amortization	Net
Land Use Rights	$979,229	$62,110	$917,119
Total intangible assets	$979,229	$62,110	$917,119

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

		Accumulated
12/31/2010	At Cost	Amortization	Net
Land Use Rights	$973,053	$37,392	$935,661
Total intangible assets	$973,053	$37,392	$935,661

Amortization expenses related to intangible assets were $ 24,718 and $37,392 for the three months and twelve months ended March 31, 2011 and December 31, 2010, respectively.

11.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment	Ownership	Type	3/31/2011
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,400,551
Anyang Urban Credit Cooperative	11.26%	Equity	6,206,755
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,371,348
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	7,349,660
			$20,328,314

12.	Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at March 31, 2011 for the Company’s bank notes payable.

Financial Institution	Due Date	3/31/2011
China Citic Bank - Anyang Branch	07/10/2011	$12,937,394
Shanghai Pudong Development Bank - Zhengzhou Branch	04/14/2011	2,739,684
Shanghai Pudong Development Bank - Zhengzhou Branch	04/28/2011	5,327,164
Shanghai Pudong Development Bank - Zhengzhou Branch	06/10/2011	9,893,305
Shanghai Pudong Development Bank - Zhengzhou Branch	07/06/2011	4,566,141
Shanghai Pudong Development Bank - Zhengzhou Branch	07/07/2011	6,088,187
Guangdong Development Bank - Anyang Branch	06/14/2011	7,610,234
Guangdong Development Bank - Anyang Branch	09/22/2011	9,132,281
Guangdong Development Bank - Anyang Branch	09/23/2011	9,741,100
Henan Rural Credit Cooperative - Tongye Branch	07/13/2011	4,870,550
Commercial Banks of China - Anyang Branch	09/09/2011	4,566,141
Bank of Luoyang - Zhengzhou Branch	05/30/2011	1,522,047
Bank of Luoyang - Zhengzhou Branch	09/07/2011	4,566,141
Bank of Luoyang - Zhengzhou Branch	09/28/2011	3,805,117
Bank of Luoyang - Zhengzhou Branch	09/29/2011	4,566,141
China Minsheng Banking Corp.- Zhengzhou Branch	06/08/2011	13,698,422
China Minsheng Banking Corp.- Zhengzhou Branch	06/09/2011	4,566,141
China Minsheng Banking Corp.- Zhengzhou Branch	07/10/2011	1,522,047
China Minsheng Banking Corp.- Zhengzhou Branch	09/15/2011	1,522,047
China Everbright Bank - Zhengzhou Branch	04/13/2011	3,044,094
China Everbright Bank - Zhengzhou Branch	06/21/2011	7,610,234
China Everbright Bank - Zhengzhou Branch	07/12/2011	4,566,141
China Everbright Bank - Zhengzhou Branch	08/28/2011	3,044,094
China Everbright Bank - Zhengzhou Branch	09/17/2011	3,044,094
Agriculture Bank of China - Anyang Branch	09/03/2011	1,522,047
Bank of Zhengzhou – Nongdong Branch	09/18/2011	3,044,094
Bank of Pingdingshan	08/23/2011	9,132,281
China Construction Bank - Zhongzhou Branch	08/12/2011	4,261,731
		$152,509,094

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

13.	Loans

            The components of the Company’s loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	3/31/2011
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2012	12.1200%	$4,566,141
Shanghai Pudong Development Bank - Zhengzhou Branch	B	09/19/2011	6.1160%	6,088,184
Bank of China - Anyang Branch	C	07/20/2011	5.8410%	3,044,094
China Construction Bank - Anyang Branch	D	07/28/2011	6.3720%	3,044,094
Agricultural Bank of China - Anyang Branch	E	09/18/2011	6.3720%	4,566,141
Industrial and Commercial Bank of China - Shuiye Branch	F	05/13/2011	5.6500%	7,610,234
Guangdong Development Bank - Anyang Branch	G	07/19/2011	5.3100%	3,044,094
Guangdong Development Bank - Anyang Branch	H	06/07/2011	5.3100%	1,522,047
Guangdong Development Bank - Anyang Branch	I	07/14/2011	5.3100%	1,522,047
Henan Urban Credit Cooperative - Anyang Branch	J	04/13/2011	7.9650%	3,044,094
Bank of Luoyang - Zhengzhou Branch	K	07/25/2011	6.4200%	3,044,094
Bank of Luoyang - Zhengzhou Branch	L	09/25/2011	6.7200%	3,044,094
Bank of Zhengzhou – Nongyedong Branch	M	11/29/2011	6.6720%	1,522,047
Bank of Zhengzhou – Nongyedong Branch	N	11/29/2011	6.6720%	3,044,094
China Citic Bank - Anyang Branch	O	03/14/2012	6.6660%	3,044,094
				$51,749,593

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd, Henan Hubo Cement Co., Ltd, Wang Xinshun, Wang Xinming and Cheng Junsheng

B.	Guaranteed by Anyang New Tianhe Cement Co., LLC, Bailianpo Coal Co., Ltd., Wang Xinshun, Wang Xinming and Cheng Junsheng

C.	Guaranteed by Xinlei Group Co., Ltd., the Company’s machinery, Wang Xinshun, Wang Xinming and Cheng Junsheng

D.	Guaranteed by Linzhou Hexin Casting Co., Ltd.

E.	Guaranteed by Henan Hubo Cement Co., Ltd., the Company’s machinery and Wang Xinshun

F.	Guaranteed by the Company’s inventory

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

G.	Guaranteed by Henan Hubo Cement Co., Ltd , Xinlei Group Cheng Chen Coking., Ltd, the Company’s machinery, Wang Xinshun, Wang Xinming and Cheng Junsheng

H.	Guaranteed by Henan Hubo Cement Co., Ltd, Xinlei Group Cheng Chen Coking., Ltd and the Company’s machinery

I.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking., Ltd

J.	Guaranteed by Anyang Liyuan Coking Co., Ltd, the company’s office building, Wang Xinshun, Wang Xinming and Cheng Junsheng

K.	Guaranteed by Anyang Xinpu Steel Co., Ltd, Xinlei Group Cheng Chen Coking., Ltd, Wang Xinshun and Wu Fengyun

L.	Guaranteed by. Xinlei Group Cheng Chen Coking., Ltd and Wang Xinshun

M.	Guaranteed by Anyang Liyuan Coking Co., Ltd

N.	Guaranteed by Anyang Liyuan Coking Co., Ltd

O.	Guaranteed by Henan Chen Yu Coking., Ltd

14.	Other Payable

Other payable at Mach 31, 2011 and December 31, 2010 is detailed in the table below.

	3/31/2011	12/31/2010
Project safety deposit	$255,949	$111,222
Unbilled purchase payable	-	133,446
Payable for raw materials in operation	1,751,217	29,194
Advances from individuals and companies payable on demand	31,283,476	43,962,055
Others	840,232	706,647
	$34,130,874	$44,942,564

15.	Notes Payable to Related Party

Creditor	Note	3/31/2011	12/31/2010
Chairman, Wang Xinshun	A	$41,231,781	$36,955,017
SC Coke Shareholders	B	27,494,996	27,186,184
		$68,726,777	$64,141,201

A.	Note Payable to Wang Xinshun

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the three months ended March 31, 2011.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

16.	Forgivable Loans

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

17.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of March 31, 2011:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $783,164 as of March 31, 2011.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $ 848,848 for the three months ended March 31, 2011.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $ 9,031,752 as of March 31, 2011.

There is no purchase transaction from Bailianpo for the three months ended March 31, 2011.

(b)
SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $ 411,108 as of March 31, 2011.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $739,742 for the year ended December 31, 2010.

18.	Income Taxes

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the three months ended March 31, 2011 and 2010, respectively:

	3/31/2011	3/31/2010
Income (loss) before tax:
USA	$-	$-
HK	4	-
PRC	769,931	1,561,867
Total	$769,935	$1,561,867

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$204,264	$502,139
Total provision for taxes (tax benefit)	$204,264	$502,139

Effective tax rate	26.53%	32.15%

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2011 and 2010 are shown in the following table:

	3/31/2011	3/31/2010
US statutory tax rate	34%	34%
Lower rates in the PRC	-9%	-9%
Accrual and reconciling items	1.53%	7.15%
Effective tax rate	26.53%	32.15%

19.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for eleven companies (the “guarantees”) in the amount of approximately $54,565,382 at March 31, 2011. Of the aforementioned guarantees, six of the eleven companies have, in turn, guaranteed debts of approximately $38,051,174 on behalf of SC Coke at March 31, 2011.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	3/31/2011
Anshan Minshan Metal Co., Ltd.	Avic International	09/15/2013	$4,566,140
Anyang New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/27/2011	6,088,187
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	10/30/2011	3,044,094
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/19/2011	1,522,047
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	11/13/2011	3,044,094
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/06/2011	1,674,252
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/06/2011	1,978,661
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	04/13/2012	684,921
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	12/14/2011	1,522,047
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	01/29/2012	1,522,047
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	04/27/2011	3,044,094
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	02/10/2012	4,566,141
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	04/04/2011	3,044,094
Henan Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	04/23/2011	3,044,094
Henan Liyuan Coking Co., Ltd	China Merchants Bank – Anyang Branch	12/26/2011	4,566,141
Anyang Xingya Cleaning Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/22/2011	3,044,094
Anyang Xinpu Steel Co., Ltd.	Anyang Rural Credit Cooperatives	02/12/2014	7,610,234
			$54,565,382

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at March 31, 2011:-

Quarter ending March 31:	Principal	Payments
2011	$1,108,502	$1,424,203
2012	1,576,174	1,898,937
2013	1,696,189	1,898,937
2014	636,167	683,075
Total future minimum lease payments	$5,017,032	$5,905,152

Capital Commitment on Uncompleted Construction Project Contracts

SC Coke entered into several contracts pertaining to Construction Project in Progress. As of March 31, 2011, capital commitments in respect of these contracts amounted to $44,500,344 attributable to items as follow:

Coking stove	$25,921,721
Office building	4,962,083
Plant and facility	13,093,252
Sewage System	523,288
$44,500,344

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of March 31, 2011, SC Coke had accrued approximately $11 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

20.	Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through March 31, 2011.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2010 to March 31, 2011, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.6118and $1.00 to RMB 6.5701. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Concentration Risks

The Company deals with four suppliers and five customers to source its purchases and sells its products which can create certain concentration risks.

The following four suppliers accounted for 66.78% of total purchases:

Suppliers	3/31/2011%
ZaoZhuang Mining (Group) Co.,Ltd.	$15,918,086	22.83%
Linyi Mining Coal Transportation and Sales Group Co., Ltd	14,110,919	20.24%
Jizhong Energy Group Handan BaiWei Import and Export Trade Co.,Ltd	9,249,452	13.26%
Xuzhou YuanTong Fuel Co.	7,285,250	10.45%
	$46,563,707	66.78%

Five customers accounted for 84.42% of its sales:

Customers	3/31/2011%
Zhejiang Huatuo Energy Co., Ltd	$19,667,504	24.57%
Henan Fengbao Steel Co.,Ltd	15,227,428	19.03%
Changzhou zhongfa Iron Co., Ltd	13,541,891	16.92%
Shagang Group Anyang Yongxing Iron & Steel Co., Ltd	11,044,831	13,80%
Wuhan Iron & Steel group Echeng Iron & Steel Co.,Ltd	8,085,532	10.10%
	$67,567,186	84.42%

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

As of October 21, 2010, the Company has not closed the private financing. These warrants have been forfeited.

22.	Earnings Per Share

	3 months	3 months
	ended	ended
	3/31/2011	3/31/2010
Basic earnings per share numerator:
Net income attributable to common shareholders	$571,409	$1,122,264

Basic weighted average shares outstanding:	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultants		-
Diluted weighted average shares outstanding:	32,047,222	32,047,222

Earnings per share
- Basic	$0.02	$0.04
- Diluted	$0.02	$0.04

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Background

Operating through Henan Shuncheng Group Coal Coke Co., Ltd. (“SC Coke”), a variable interest entity incorporated under the laws of People’s Republic China (“PRC”), we are a vertically integrated coke producer with facilities and operations based solely in the PRC, principally in Henan Province. SC Coke, which operates and derives its revenue solely in the PRC, has a coke production plant with current capacity of approximately 1.7 million tons of coke annually, equity ownership in a coal mine and two coal washing plants (producing refined coal).

We control SC Coke and its operations through a series of contractual arrangements between Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”), our Chinese wholly-foreign owned enterprise subsidiary, and SC Coke and its shareholders.

Corporate History

We were incorporated in the State of Colorado on September 28, 1989.  We were previously a residential real estate holding company.  In September 2006, we sold our real estate assets to its then president and, effective December 6, 2006, our plan was to evaluate the structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On May 14, 2010, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Shun Cheng Holdings Hong Kong Limited (“Shun Cheng HK”), the former shareholders of Shun Cheng HK (the “Shun Cheng HK Shareholders”), and our former principal shareholders, pursuant to which the Shun Cheng HK Shareholders agreed to transfer all of the issued and outstanding securities of Shun Cheng HK to us in exchange for 30,233,750 shares of our common stock (the “Share Exchange”).  The Share Exchange closed on June 28, 2010, at which time Shun Cheng HK became our wholly-owned subsidiary.  The acquisition of Shun Cheng HK has been accounted for as a reverse merger.  For accounting purposes, Shun Cheng HK is the acquirer in the reverse acquisition transaction and, consequently, its financial results have been reported on a historical basis.

The corporate structure of the Company, after taking into account the Share Exchange, is as follows:

Contractual Arrangements

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of the Company, Shun Cheng HK, and Anyang WFOE owns any direct equity interest in SC Coke.  On March 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

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

Exclusive Option Agreement.  Under the exclusive option agreement (the “Exclusive Option Agreement”) between Anyang WFOE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, the SC Coke Shareholders granted Anyang WFOE an irrevocable exclusive purchase option to purchase all or part of the shares or assets of SC Coke.  The option is exercisable at any time on or after June 28, 2010, but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be the minimum price permitted under the PRC law then applicable and such price, subject to applicable PRC law, shall be refunded to Anyang WFOE or SC Coke for no consideration or the minimum consideration permitted under the PRC law then applicable, whichever is more, in a manner decided by Anyang WFOE, at its reasonable discretion.

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

Results of Operations

Three Months ended March 31, 2011 Compared to the Three Months ended March 31, 2010

Revenues.  During the three months ended March 31, 2011, the primary business of production and sale of coke and refined coal has contributed 81% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales.  This trend is likely to continue.

Primary Products

SC Coke’s revenues for the three months ended March 31, 2011 and 2010, contributed by its primary products of coke and refined coal, were as follows:

	Revenues
	Coke	Refined Coal	Total
Revenues
Three months ended March 31 2010	$51,096,739.33	$984,214.54	$52,080,953.87
Three months ended March 31 2011	65,200,598.15	332,746.13	65,533,344.28
Increase (decrease)	$14,103,858.82	$(651,468.41)	$13,452,390.41
% Increase (decrease)	28%	(66)%	26%
As Percentage of Total Revenues
Three months ended March 31 2010	79%	1.5%	80.5%
Three months ended March 31 2011	81%	0.4%	81.8%
Quantity Sold (metric tons)
Three months ended March 31 2010	219,770	5,841	225,611
Three months ended March 31 2011	259,140	1,800	260,940
Increase (decrease)	39,370	(4,041)	35,329
% Increase (decrease)	18%	(69)%	16%
Average Price Per Ton
Three months ended March 31 2010	$232.50	$168.49
Three months ended March 31 2011	251.60	184.86
Increase (decrease)	$19.10	$16.37
% Increase (decrease)	8%	10%

Revenues for the three months ended March 31, 2011 increased substantially from the revenues for the three months ended March 31, 2010, primarily from the recovery in the global economic environment and the demand for coke from various steel mills in and near the Henan Province.

Sales volume for coke benefited from the global economic recovery, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the three months ended March 31, 2011 increased over the comparable period in 2010 by 18% (from 219,770 tons to 259,140 tons); and over the same period, refined coal sales volume decreased by 69% (from 5,841 tons to 1,800 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  When compared with the same period of 2010, average sales price per ton for coke increased from $232.50 to $251.60 and refined coal increased from $168.49 to $184.86, for the three months ended March 31, 2011.  Contribution as a percentage of total revenues for coke and refined coal remained stable at approximately 81.8% and 80.5% in the year 2011 and 2010.

Because of the recovery in product unit price and sales volume, revenues generated from coke and refined coal increased from $52 million for the three months ended March 31, 2010 to $65 million for the three months ended March 31, 2011.

SC Coke believes that the significant drop in prices and volumes for its products as a result of the global financial crisis in 2009 has abated in 2010 and it is likely to experience less volatility in product prices for the balance of 2010.

Secondary Products

SC Coke’s secondary product revenues for the three months ended March 31, 2011 and 2010 were as follows:

	Medium Coal	Crude Benzol	Amsulfate	Coal Gas	Tar	Coke Grain	Coke Powder	Others	Total
Revenues
Three months ended March 31 2011	$473,688.13	$2,365,074.77	$301,986.62	$1,004,375.45	$6,719,953.88	$4,280.68	$2,899,920.84	$730,669.93	$14,499,950.30
Three months ended March 31 2010	32622,17	1738,593.53	133,987.41	692,807.30	3,969,676.10	455,671.18	1,965,865.58	3,347,142.86	12,336,366.13
Change	$441,065.96	$626,481.24	$167,999.21	$311,568.15	$2,750,277.78	$(451,390.50)	$934,055.26	$(2,616,472.93)	$2,163,584.17
% Change	1352%	36%	125%	45%	69%	(99)%	48%	(78)%	17%
As% of Total Revenues
Three months ended March 31 2011	0.6%	3%	0.3%	1.3%	8.4%	0%	3.6%	0.9%	18.1%
Three months ended March 31 2010	0%	2.7%	0.2%	1. %	6.2%	0.7%	3. %	5.2%	19%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $14 million in the three months ended March 31, 2011 from $12 million in the three months ended March 31, 2010, which was an increase of 17%, similarly as a result of the recovery in the global economic environment.  Revenue contribution from secondary products as a percentage of total revenues decreased from 19% in the three months ended March 31, 2010 to 18% in the three months ended March 31, 2011.  In the percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar.

Of the secondary products, the largest contributor to revenue was from tar sales.  Tar sales increased by 69% from $3.9 million in the three months ended March 31, 2010 to $6.7 million in the three months ended March 31, 2011.  Other secondary products sales experienced sales decrease from $8.4 million for the three months ended March 31, 2010 to $7.8 million for the three months ended March 31, 2011.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $59 million in the three months ended March 31, 2010 to $71 million in the three months ended March 31, 2011.  The primary reasons for this increase were due to the increase in production and raw material costs.  Gross profit increased from $4.9 million in the three months ended March 31, 2010 to $8.5 million the three months ended March 31, 2011; and gross profit margin increased from 7.7% in the three months ended March 31, 2010 to 10.7% in the three months ended March 31, 2011, due to an increase in the average unit sales price.

Operating Expenses.  Operating expenses increased by 65% from $2.59 million in the three months ended March 31, 2010 to $4.27 million in the three months ended March 31, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $0.8 million in the three months ended March 31, 2010 to $2.1 million in the three months ended March 31, 2011.  General and administrative expenses increased from $1.7 million in the three months ended March 31, 2010 to $2.1 million in the three months ended March 31, 2011 due to costs associated with the general cost increased during the three months ended March 31, 2011.

Other Income and Expense.   Other income for the three months ended March 31, 2011 was $0.2 million compared to other expense of $0.1 million for the three months ended March 31, 2011 due to an increase in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the three months ended March 31, 2010 was $1.2 million compared to interest expense for the three months ended March 31, 2011 of $3.9 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $0.02 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Provision for Income Taxes.  Provision for income taxes in the three months ended March 31, 2011 was $0.2 million compared to provision for income taxes for the three months ended March 31, 2010 of $0.5 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended March 31, 2011 and 2010.

Net Income.   SC Coke recorded net income of $0.5 million for the three months ended March 31, 2011 compared to net income of $1 million for the three months ended March 31, 2010.  The decrease was primarily attributed to the increase of $2.7 million of interest expense.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $20,351,976 compared with net cash used by operating activities for the three months ended March 31, 2010 of $2,815,753.  Net cash used by notes receivable was $6,442,290 for the three months ended March 31, 2011 compared with net cash provided of approximately $8,447,255 for the three months ended March 31, 2010.  However, net cash provided by notes and accounts payable was $47,927,874 for the three months ended March 31, 2011 compared with net cash used of $12,909,428 for the three months ended March 31, 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $19,661,743 compared to $4,052,287 for the three months ended March 31, 2010.  The primary reasons were increased in restricted cash by $10,625,810 from $2,814,815 for the three months ended March 2010 to $13,440,625 for the three months ended March 31, 2011.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the three months ended March 31, 2011 was $1,691,676 compared with net cash provided in financing activities of $1,079,201 for the three months ended March 31, 2010.  In the three months ended March 31, 2011, SC Coke repaid loans of $12,162,083 and proceeds from borrowings from bank and others of $13,698,423.

Capital Resources

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes were payable outstanding at December 31, 2010 were $120 million.

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

Capital Expenditures

During the three months ended March 31, 2011, SC Coke has not made any capital expenditures.

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in 2011.

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

Foreign Currency Translation Gains and Losses

During three months ended March 31, 2011, SC Coke recognized a foreign currency translation gain of $0.1 million as compared to a foreign currency translation gain of $0.006 million for the three months ended March 31, 2010 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

Our existing plant and equipment make up a very material portion of our asset base. We are also actively adding to our facilities in order to both increase capacity and efficiency. The selection of a useful life for assets heavily impacts the amount of depreciation that we record and in turn the results of our operations. In accordance with PRC tax law, the PRC national government provides guidelines for useful lives for plant and equipment. The PRC tax depreciation guidelines are very strong indicators of appropriate useful lives; accordingly the PRC useful lives are used for both PRC tax law and US GAAP reporting purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: May 16, 2011	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

Date: May 16, 2011	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer