Form 10-Q
period 2011-06-30
BIRCH BRANCH INC
filed 2011-08-16
CIK 857872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File Number: 333-126654

BIRCH BRANCH, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1124170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Henan Shuncheng Group Coal Coke Co., Ltd. Henan Shuncheng Group Coal Coke Co., Ltd. (New Building), Cai Cun Road Intersection, Anyang County, Henan Province, China	455141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 372 323 7890

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 32,047,222 shares of the Registrant’s common stock outstanding at August 12, 2011.

BIRCH BRANCH, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Consolidated Financial Statements

June 30, 2011 and December 31, 2010

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page

Consolidated Balance Sheets (unaudited)	1-2

Consolidated Statements of Operations (unaudited)	3

Consolidated Statements of Stockholders’ Equity (unaudited)	4

Consolidated Statements of Cash Flows (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-27

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Birch Branch, Inc.

We have reviewed the accompanying consolidated balance sheets of Birch Branch, Inc. (the “Company”) as of June 30, 2011 and December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
August 8, 2011	Certified Public Accountants

Birch Branch, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

		6/30/2011	12/31/2010
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash	2D	$11,238,522	$9,213,760
Restricted cash	2E	145,900,176	91,017,450
Bank notes receivable	2F	5,079,834	4,335,785
Trade receivables	2G, 3	29,997,785	28,150,931
Other receivables	4	19,302,811	11,548,983
Related party receivables	16	5,313,793	4,752,208
Inventories	2H, 5	64,677,399	59,822,024
Advances to suppliers and prepayments	6	70,031,313	52,006,509
Deposits	7	2,918,162	4,764,209
Total current assets		354,459,795	265,611,859

Non-current assets:
Property, plant and equipment, net	2I, 8	69,516,188	70,056,271
Construction in Progress	2J, 9	72,364,672	50,727,936
Intangible assets, net	2K, 10	907,290	935,661
Long-term investments	2L, 11	20,661,983	20,200,106
Total non-current assets		163,450,133	141,919,974

Total assets		$517,909,928	$407,531,833

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	12	$199,798,886	$120,118,576
Short term Bank loans	13	49,504,951	50,213,255
Accounts payable		74,128,749	51,021,652
Accrued liabilities		252,836	287,899
Taxes payable		11,805,447	11,560,614
Other payable	14	26,176,121	44,942,564
Long term bank loans – Current Portion	13	464,109	-
Capital lease obligation, current portion	19	4,231,165	1,455,414
Customer deposits		14,723,982	5,486,463
Total current liabilities		381,086,246	285,086,437

Non-current liabilities:
Notes payable to related party	15	63,276,155	64,141,201
Forgivable loans	16	5,491,956	5,192,184
Long Term Bank Loans	13	5,724,010	-
Capital lease obligation, non-current portion	19	12,508,020	3,620,470
Total non-current liabilities		87,000,141	72,953,855
Total liabilities		$468,086,387	$358,040,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	6/30/2011	12/31/2010
	(unaudited)	(audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	37,866,621	38,499,365
Accumulated other comprehensive income	4,332,190	3,366,695
Non-controlling interest	426,643	427,395
Total stockholders’ equity	49,823,540	49,491,541

Total liabilities and equity	$517,909,928	$407,531,833

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the three months and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

		Three months ended		Six months ended
	Note	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Revenues	2R	$107,899,146	$74,640,647	$187,932,441	$139,057,967
Cost of revenues		101,111,277	69,310,348	172,571,056	128,753,949
Gross profit		6,787,869	5,330,299	15,361,385	10,304,018

Operating expenses:
Sales and marketing	2T	2,674,728	952,614	4,800,537	1,815,988
General and administrative		2,489,127	1,383,150	4,641,387	3,111,609
Total operating expenses		5,163,855	2,335,764	9,441,924	4,927,597

Income (loss) from operations		1,624,014	2,994,535	5,919,461	5,376,421

Other income (expense):
Interest income		445,038	189,671	776,897	501,406
Interest expense		(3,978,828)	(1,397,706)	(7,920,141)	(2,633,454)
Other income		534,207	142,691	739,870	246,685
Other expense		(27,862)	-	(149,583)	-

Total other income (expense)		(3,027,445)	(1,065,344)	(6,552,957)	(1,885,363)

Income (loss) before provision for income taxes	2U, 18	(1,403,431)	1,929,191	(633,496)	3,491,058

Provision for (benefit from) income taxes		(204,265)	517,652	-	1,019,791

Net income (loss)		$(1,199,166)	$1,411,539	$(633,496)	$2,471,267

Net income attributable to:
- Common stockholders		$(1,194,180)	$1,396,362	$(632,744)	$2,518,626
- Non-controlling interest		$(4,986)	$15,177	$(752)	$(47,359)

Earnings per share	22
- Basic		$(0.04)	$0.04	$(0.02)	$0.08
- Diluted		$(0.04)	$0.04	$(0.02)	$0.08

Weighted average shares outstanding
- Basic		32,047,222	32,047,222	32,047,222	32,047,222
- Diluted		32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

							Accumulated
						Non-	Other
	Shares	Common	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Stock	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2010	31,506,750	$-	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472		567,496					567,496
Apportionment of loss to non-controlling interest					45,449	(45,449)		-
Net income					7,027,022			7,027,022
Currency translation adjustment							771,018	771,018
Balance at December 31, 2010	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

Balance at January 1, 2011	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541
Share compensation								-
Apportionment of loss to non-controlling interest					752	(752)		-
Net income					(633,496)			(633,496)
Currency translation adjustment							965,495	965,495
Balance at June 30, 2011	32,047,222	$-	$6,963,403	$234,683	$37,866,621	$426,643	$4,332,190	$49,823,540

	Six months	Twelve months	Accumulated
	6/30/2011	12/31/2010	Total
Comprehensive Income
Net income	$(633,496)	$7,027,022	$6,393,526
Other Comprehensive Income
Foreign currency translation adjustment	965,495	771,018	1,736,513
Total Comprehensive Income	$331,999	$7,798,040	$8,130,039

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the three months and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Cash flows from operating activities:
Net income (loss)	$(1,199,166)	$1,411,539	$(633,496)	$2,471,267
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation	-	567,496	-	567,496
Depreciation and amortization	2,243,853	1,679,155	4,229,481	2,903,528
Bad debt expense	79,620	-	79,620	-

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	(9,112,812)	(2,642,365)	(2,670,523)	(10,702,997)
Decrease/(Increase) in Inventories	(2,330,535)	1,734,555	(4,855,376)	(2,278,322)
Decrease/(Increase) in Prepayments and other receivables	(3,104,399)	(6,519,427)	(25,778,631)	(6,696,063)
Decrease/(Increase) in Related party receivables	4,912,231	(4,617,000)	(561,584)	-
(Increase) in Security deposits	1,876,285	-	1,846,047	-
Increase/(Decrease) in Notes and accounts payable	54,859,533	32,065,111	102,787,408	44,974,539
Increase in Other payables and current liabilities	(4,282,776)	14,329,247	(10,149,136)	9,584,616
Net cash provided by (used in) operating activities	43,941,834	38,008,311	64,293,810	40,824,064

Cash flows from investing activities:
Decrease/(Increase) in Restricted cash	(41,442,101)	(15,181,309)	(54,882,726)	(12,366,494)
(purchase) of long-term investment in equities	128,209	96,228	-	(4,294,720)
(Acquisitions)/sale of property, plant and equipment	(2,829,975)	(18,503,201)	(3,638,778)	(15,767,602)
Decrease/(Increase) in Construction in progress	(16,358,806)	(4,273,069)	(21,636,736)	(9,484,822)
Net cash provided by (used in) investing activities	(60,502,673)	(37,861,351)	(80,158,240)	(41,913,638)

Cash flows from financing activities:
Owners’ capital contribution	-	1,164,157	-	1,164,157
Proceeds from borrowings from bank and others	15,919,099	7,413,208	29,617,521	27,318,458
Repayment of bank borrowings and others	(11,975,626)	(6,924,710)	(24,137,708)	(25,750,759)
Proceeds (Repayment) of capital lease obligation	11,719,048	(299,422)	11,663,302	(299,422)
Proceeds (Repayment)from forgivable loans	(211,082)	-	-	-
Net cash provided by (used in) financing activities	15,451,439	1,353,233	17,143,115	2,432,434

Net (decrease) increase in cash	(1,109,400)	1,500,193	1,278,685	1,342,860

Effect of exchange rate changes	608,169	(818,980)	746,077	(797,627)

Cash at beginning of the period	11,739,753	5,613,965	9,213,760	5,749,945

Cash at end of the period	$11,238,522	$6,295,178	$11,238,522	$6,295,178

Supplemental disclosure of cash flow information:
Interest received	$445,038	$189,671	$776,897	$501,406
Interest paid	5,896,588	1,397,706	9,863,174	2,633,454
Income taxes paid	-	2,712,378	-	2,855,836

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

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
As of June 30, 2011 and December 31, 2010

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
As of June 30, 2011 and December 31, 2010

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
The Company regrouped certain accounts in the December 31, 2010 consolidated balance sheet to improve comparability with June 30, 2011 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

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
As of June 30, 2011 and December 31, 2010

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
As of June 30, 2011 and December 31, 2010

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

At June 30, 2011, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant sales growth during the six months ended June 30, 2011 and 2010.

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
As of June 30, 2011 and December 31, 2010

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

At June, 2011	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	11,238,522	-	-	11,238,522
Restricted cash	145,900,176	-	-	145,900,176
Notes receivables	5,079,834	-	-	5,079,834
Total financial assets	162,218,532	-	-	162,218,532

Financial liabilities:
Notes payable	199,798,886	-	-	199,798,886
Total financial liabilities	199,798,886	-	-	199,798,886

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the six months ended June 30, 2011.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

P.    Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the six months ended June 30, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	6/30/2011	12/31/2010	6/30/2010
Period/year end RMB: U.S. Dollar exchange rate	6.4640	6.6118	6.8086
Average RMB: U.S. Dollar exchange rate	6.5482	6.7788	6.8348

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

T.    Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for the second quarter 2011 and 2010 and are included in sales and marketing expenses.

U.    Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Hong Kong and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain. The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its quarter review of its tax position for the six months ended June 30, 2011, the Company concluded that there was no uncertainty regarding its tax position. Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

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
As of June 30, 2011 and December 31, 2010

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

The Company’s trade receivables as of June 30, 2011 and December 31, 2010, as well as the activity in the Company’s allowance for bad debts for the six-month ended June 30, 2011 and the year ended December 31, 2010 are set forth below:-

	6/30/2011	12/31/2010
Trade Receivables	$31,730,692	$29,804,218
Less: Allowance for Bad Debt	(1,732,907)	(1,653,287)
Trade Receivables, net	29,997,785	28,150,931

Allowance for Bad Debts
Beginning Balance	1,653,287	3,618,626
Provision for bad debts	79,620	75,532
Less: Allowance write back because of bad debt recovery	-	2,040,871
Ending Balance	$1,732,907	$1,653,287

4.	Other Receivables

Other receivables at June 30, 2011 and December 31, 2010 are detailed in the table below.

	6/30/2011	12/31/2010
Project safety deposit	$71,549	$10,411
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	16,646,455	9,814,316
Others	2,584,807	1,724,256
	$19,302,811	$11,548,983

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

5.	Inventories

The components of the Company’s inventories as of June 30, 2011 and December 31, 2010 are as follows:-

	6/30/2011	12/31/2010
Raw materials	$6,121,278	$10,767,108
Work in process and semi-finished goods	27,799,435	44,736,578
Finished goods	30,756,686	4,318,338
Total inventories	$64,677,399	$59,822,024

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of June 30, 2011 and December 31, 2010 are as follows:-

	6/30/2011	12/31/2010
Construction projects prepayments	$-	$4,354,061
Prepayments for raw materials in operations	69,440,634	44,628,658
Prepaid taxes	590,679	3,023,790
	$70,031,313	$52,006,509

7.	Deposits

As of June 30, 2011, the Company deposited $2,918,162 into Avic International as security purpose for the capital lease (refer to Note #19). At December 31, 2010, The Company deposited total $4,764,209 with Shanghai Pudong Development Bank under the names of AnJie Wu and JianKai Wang for the issuance of bank notes payable.

	6/30/2011	12/31/2010
AnJie Wu	-	$2,041,804
JianKai Wang	-	2,722,405
Avic International	2,918,162	-
	$2,918,162	$4,764,209

8.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:-

		Accumulated
6/30/2011	At Cost	Depreciation	Net
Buildings and plant	$32,702,532	$3,588,219	$29,114,313
Machinery and equipment	54,165,969	16,565,679	37,600,290
Electronic equipment	3,745,782	1,981,093	1,764,689
Vehicles	996,966	343,934	653,032
Wastewater treatment and environmental equipment	804,668	420,804	383,864
Total plant and equipment	$92,415,917	$22,899,729	$69,516,188

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Buildings and plant	$31,214,528	2,724,146	$28,490,382
Machinery and equipment	52,145,602	13,736,261	38,409,341
Electronic equipment	970,225	272,652	697,573
Vehicles	3,660,104	1,650,989	2,009,115
Wastewater treatment and environmental equipment	786,680	336,820	449,860
Total plant and equipment	$88,777,139	$18,720,868	$70,056,271

Depreciation expenses related to plant and equipment were $ 4,178,861 and $5,977,886 for the six months and twelve months ended June 30, 2011 and December 31, 2010, respectively.

9.	Construction in Progress

The components of the Company’s construction in progress are as follows:-

		Accumulated
6/30/2011	At Cost	Depreciation	Net
Construction in progress	51,671,174	-	51,671,174
Deposits for construction projects	20,693,498	-	20,693,498
Total Construction in progress	$72,364,672	-	$72,364,672

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Construction in progress	37,363,374	-	37,363,374
Deposits for construction projects	13,364,562		13,364,562
Total Construction in progress	$50,727,936	-	$50,727,936

The construction in progress sub-account is detailed below:-

Description	6/30/2011	12/31/2010
Coking furnace	$22,537,345	$12,548,316
Office buildings	4,675,077	4,176,514
Plant and facilities	23,748,515	20,006,351
Sewage system	710,237	632,193
	$51,671,174	$37,363,374

10.   Intangible Assets, net

The components of the Company’s intangible assets are as follows:-

		Accumulated
6/30/2011	At Cost	Amortization	Net
Land Use Rights	$995,303	$88,013	$907,290
Total intangible assets	$995,303	$88,013	$907,290

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

		Accumulated
12/31/2010	At Cost	Amortization	Net
Land Use Rights	$973,053	$37,392	$935,661
Total intangible assets	$973,053	$37,392	$935,661

Amortization expenses related to intangible assets were $ 50,621 and $37,392 for the six months and twelve months ended June 30, 2011 and December 31, 2010, respectively.

11.     Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment	Ownership	Type	6/30/2011
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$2,410,272
Anyang Urban Credit Cooperative	11.26%	Equity	6,308,632
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	7,470,298
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	4,472,781
			$20,661,983

12.      Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at June 30, 2011 for the Company’s bank notes payable.

Financial Institution	Due Date	6/30/2011
China Citic Bank - Anyang Branch	07/10/2011	$13,149,787
Shanghai Pudong Development Bank - Zhengzhou Branch	07/06/2011	4,641,089
Shanghai Pudong Development Bank - Zhengzhou Branch	07/07/2011	6,188,119
Shanghai Pudong Development Bank - Zhengzhou Branch	11/04/2011	4,641,089
Shanghai Pudong Development Bank - Zhengzhou Branch	11/09/2011	4,641,089
Shanghai Pudong Development Bank - Zhengzhou Branch	11/12/2011	6,188,119
Shanghai Pudong Development Bank - Zhengzhou Branch	11/23/2011	5,414,604
Shanghai Pudong Development Bank - Zhengzhou Branch	12/16/2011	3,094,059
Shanghai Pudong Development Bank - Zhengzhou Branch	12/21/2011	7,735,149
Guangdong Development Bank - Anyang Branch	09/22/2011	9,282,178
Guangdong Development Bank - Anyang Branch	09/23/2011	9,900,990
Guangdong Development Bank - Anyang Branch	12/22/2011	4,022,277
Henan Rural Credit Cooperative - Tongye Branch	07/13/2011	4,950,495
Henan Rural Credit Cooperative - Tongye Branch	10/07/2011	3,867,574
Henan Rural Credit Cooperative - Tongye Branch	10/12/2011	5,105,198
Henan Rural Credit Cooperative - Tongye Branch	10/14/2011	1,547,030
Commercial Banks of China - Anyang Branch	09/09/2011	4,641,089
Bank of Luoyang - Zhengzhou Branch	09/07/2011	3,867,540
Bank of Luoyang - Zhengzhou Branch	09/28/2011	4,641,089
Bank of Luoyang - Zhengzhou Branch	09/29/2011	4,641,089
China Minsheng Banking Corp.- Zhengzhou Branch	07/10/2011	1,547,030
China Minsheng Banking Corp.- Zhengzhou Branch	09/15/2011	1,547,030

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

Financial Institution	Due Date	6/30/2011
China Minsheng Banking Corp.- Zhengzhou Branch	10/19/2011	8,044,554
China Minsheng Banking Corp.- Zhengzhou Branch	10/20/2011	1,237,624
China Minsheng Banking Corp.- Zhengzhou Branch	11/27/2011	1,392,327
China Minsheng Banking Corp.- Zhengzhou Branch	11/30/2011	1,856,436
China Minsheng Banking Corp.- Zhengzhou Branch	12/08/2011	5,414,604
China Minsheng Banking Corp.- Zhengzhou Branch	12/10/2011	7,735,149
China Minsheng Banking Corp.- Zhengzhou Branch	12/09/2011	4,795,792
China Minsheng Banking Corp.- Zhengzhou Branch	12/13/2011	7,038,985
China Everbright Bank - Zhengzhou Branch	07/12/2011	4,641,089
China Everbright Bank - Zhengzhou Branch	08/28/2011	3,094,059
China Everbright Bank - Zhengzhou Branch	09/17/2011	3,094,059
China Everbright Bank - Zhengzhou Branch	10/13/2011	3,094,059
China Everbright Bank - Zhengzhou Branch	12/20/2011	7,735,149
China Everbright Bank - Zhengzhou Branch	12/21/2011	1,547,030
Agriculture Bank of China - Anyang Branch	09/03/2011	1,547,030
Bank of Zhengzhou – Nongdong Branch	09/18/2011	3,094,059
Bank of Zhengzhou – Nongdong Branch	12/14/2011	1,547,030
Bank of Pingdingshan	08/23/2011	9,282,178
Bank of Pingdingshan	12/02/2011	4,022,277
China Construction Bank - Zhongzhou Branch	08/12/2011	4,331,683
		$199,798,886

The bank notes payable do not carry a stated interest rate, but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can be endorsed by the vendor to other third parties as payment. Mostly prior to coming due, the Company itself discount some notes payable directly to the financial institutions to get bank and cash , and collateralized the bank and cash into the financial institutions as deposit in order to get more notes payable. These notes are short term in nature and, as such, the Company does not calculate imputed interest except discount expense with respect to them. These notes are collateralized by the Company’s deposits as described in Note 2E - Restricted Cash.

13.          Loans

            Short term Loans

            The components of the Company’s short term loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	6/30/2011
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2012	12.1200%	$4,641,089
Henan Rural Credit Cooperatives - Anyang Branch	B	12/20/2011	12.6200%	4,641,089
Shanghai Pudong Development Bank - Zhengzhou Branch	C	09/19/2011	6.1160%	6,188,122
Bank of China - Anyang Branch	D	07/28/2011	5.8410%	3,094,059
China Construction Bank - Anyang Branch	E	07/28/2011	6.3720%	3,094,059
Agricultural Bank of China - Anyang Branch	F	09/18/2011	6.3720%	4,641,089
Guangdong Development Bank - Anyang Branch	G	07/19/2011	5.3100%	3,094,059
Guangdong Development Bank - Anyang Branch	H	07/14/2011	5.3100%	1,547,030
Guangdong Development Bank - Anyang Branch	I	06/07/2012	5.7830%	1,547,030
Henan Urban Credit Cooperative - Anyang Branch	J	05/09/2012	9.4650%	3,094,059
Bank of Luoyang - Zhengzhou Branch	K	07/25/2011	6.4200%	3,094,059
Bank of Luoyang - Zhengzhou Branch	L	09/25/2011	6.7200%	3,094,059
Bank of Zhengzhou – Nongyedong Branch	M	11/29/2011	6.6720%	1,547,030
Bank of Zhengzhou – Nongyedong Branch	N	11/29/2011	6.6720%	3,094,059
China Citic Bank - Anyang Branch	O	03/14/2012	6.6660%	3,094,059
				$49,504,951

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.
A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd, Henan Hubo Cement Co., Ltd, Wang Xinshun, Wang Xinming and Cheng Junsheng
B.	Guaranteed by Anyang Xinpu Steel Co., Ltd, Wang Xinshun, Yu Huanling
C.	Guaranteed by Anyang New Tianhe Cement Co., LLC, Bailianpo Coal Co., Ltd., Wang Xinshun, Wang Xinming and Cheng Junsheng
D.	Guaranteed by Xinlei Group Co., Ltd., the Company’s office building, Wang Xinshun, Wang Xinming and Cheng Junsheng
E.	Guaranteed by Linzhou Hexin Casting Co., Ltd.
F.	Guaranteed by Henan Hubo Cement Co., Ltd., the Company’s machinery and Wang Xinshun
G.	Guaranteed by Henan Hubo Cement Co., Ltd , Xinlei Group Cheng Chen Coking., Ltd, the Company’s machinery, Wang Xinshun, Wang Xinming and Cheng Junsheng
H.	Guaranteed by Henan Hubo Cement Co., Ltd, Xinlei Group Cheng Chen Coking., Ltd and the Company’s machinery
I.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking., Ltd and the Company’s machinery
J.	Guaranteed by Anyang Liyuan Coking Co., Ltd, the company’s office building, Wang Xinshun, Wang Xinming and Cheng Junsheng
K.	Guaranteed by Anyang Xinpu Steel Co., Ltd, Xinlei Group Cheng Chen Coking., Ltd, Wang Xinshun and Wu Fengyun
L.	Guaranteed by. Xinlei Group Cheng Chen Coking., Ltd and Wang Xinshun
M.	Guaranteed by Anyang Liyuan Coking Co., Ltd
N.	Guaranteed by Anyang Liyuan Coking Co., Ltd
O.	Guaranteed by Henan Chen Yu Coking., Ltd

Long term loans

The components of the Company’s long term loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	6/30/2011
Shanghai Pudong Development Bank - Zhengzhou Branch			7.0800%	$6,188,119
Among which: Current Portion		06/26/2011	7.0800%	464,109
Long-term Portion		03/23/2012	7.0800%	$5,724,010

The long term loans was guaranteed by Anyang Liyuan Coking Co., Ltd, shareholders Wang Xinshun, Wang Xingming, and Cheng Junsheng.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

14.    Other Payable

Other payable at June 30, 2011 and December 31, 2010 is detailed in the table below.

	6/30/2011	12/31/2010
Project safety deposit	$1,015,710	$111,222
Unbilled purchase payable	126,547	133,446
Payable for raw materials in operation	-	29,194
Advances from individuals and companies payable on demand	22,913,557	43,962,055
Others	2,120,307	706,647
	$26,176,121	$44,942,564

15.     Notes Payable to Related Party

Creditor	Note	6/30/2011	12/31/2010
Chairman, Wang Xinshun	A	$35,191,357	$36,955,017
SC Coke Shareholders	B	28,084,798	27,186,184
		$63,276,155	$64,141,201

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

The Company has not paid any interest for the note payable to Mr. Wang Xinshun during the six months ended June 30, 2011.

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
As of June 30, 2011 and December 31, 2010

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

17.       Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of June 31, 2011:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $1,058,870 as of June 30, 2011.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $2,110,306 for the six months ended June 30, 2011.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $4,107,802 as of June 30, 2011.

There is no purchase transaction from Bailianpo for the six months ended June 30, 2011.

(b)
SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $147,120 as of June 30, 2011.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $1,135,596 for the six months ended June 30, 2011.

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the six months ended June 30, 2011, 2011 and 2010, respectively:

	6/30/2011	6/30/2010
Income (loss) before tax:
USA	$-	$(656,581)
HK	7	(326)
PRC	(633,503)	4,147,965
Total	(633,496)	$3,491,058

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$-	$1,019,791
Total provision for taxes (tax benefit)	$-	$1,019,791

Effective tax rate	0.00%	29.22%

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2011 and 2010 are shown in the following table:

	6/30/2011	6/30/2010
US statutory tax rate	34%	34%
Lower rates in the PRC	-9%	-9%
Accrual and reconciling items	-25%	4.22%
Effective tax rate	0.00%	29.22%

19.       Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for fourteen companies (the “guarantees”) in the amount of approximately $76,500,619 at June 30, 2011. Of the aforementioned guarantees, seven of the fourteen companies have, in turn, guaranteed debts of approximately $43,316,830 on behalf of SC Coke at June 30, 2011.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	6/30/2011
Anshan Minshan Metal Co., Ltd.	Avic International	03/31/2012	$3,867,574
Anyang New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/27/2012	6,188,119
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	11/25/2011	3,094,059
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	11/11/2011	3,094,059
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/19/2012	1,547,030
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2012	1,701,733
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/27/2011	2,011,139
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	04/23/2012	696,163
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	05/23/2012	26,299,505
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	04/03/2012	3,094,059
Henan Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	04/23/2012	3,094,059
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank - Zhengzhou Branch	06/20/2012	4,641,089
Anyang Xingya Cleaning Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/22/2012	3,094,059
Anyang Xinpu Steel Co., Ltd.	Anyang Rural Credit Cooperatives	06/22/2012	7,735,149
Anyang Yuxing Active Limestone Co., Ltd	Construction Bank of China – Anyang Branch	01/05/2012	1,547,030
Anyang Yuxing Active Limestone Co., Ltd	Construction Bank of China – Anyang Branch	12/25/2011	1,547,030
Anyang Yuxing Active Limestone Co., Ltd	Bank of China – Anyang Branch	05/11/2012	2,320,545
Anyang Hongyuan Yinsheng Steel Co., Ltd	China Commercial Bank - Anyang Branch	05/08/2012	309,406
Henan QIli Cement Co., Ltd	China Commercial Bank - Anyang Branch	05/23/2012	618,812
			$76,500,619

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

Capital Lease Obligations

SC Coke has entered into two non-cancellable lease agreements for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at June 30, 2011:-

Quarter ending June 30:	Principal	Payments
2011	$1,810,320	$2,666,732
2012	4,940,868	6,584,208
2013	5,354,064	6,584,208
2014	4,593,254	5,348,389
2015	3,409,654	3,737,494
Total future minimum lease payments	$20,108,160	$24,921,031

Capital Commitment on Uncompleted Construction Project Contracts

SC Coke entered into several contracts pertaining to Construction Project in Progress. As of June 30, 2011, capital commitments in respect of these contracts amounted to $37,680,182 attributable to items as follow:

Coking stove	$21,314,012
Office building	4,202,285
Plant and facility	11,764,998
Sewage System	278,887
$37,680,182

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of June 30, 2011, SC Coke had accrued approximately $11 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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
As of June 30, 2011 and December 31, 2010

20.	Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through June 30, 2011.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2010 to June 30, 2011, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.6118 and $1.00 to RMB 6.4640. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Concentration Risks

The Company deals with one supplier and five customers to source its purchases and sells its products which can create certain concentration risks.

The following one supplier accounted for 10.03% of total purchases:

Suppliers	6/30/2011%
ZaoZhuang Mining (Group) Co.,Ltd.	$24,849,483	10.03%
	$24,849,483	10.03%

Five customers accounted for 73.80% of its sales:

Customers	6/30/2011%
Henan Fengbao Steel Co.,Ltd	$36,482,846	19.49%
Zhejiang Huatuo Energy Co., Ltd	30,108,556	16.08%
Changzhou zhongfa Iron Co., Ltd	28,977,807	15.48%
Shagang Group Anyang Yongxing Iron & Steel Co., Ltd	22,548,310	12.04%
Anyang xinpu Iron & Steel Co., Ltd	20,033,395	10.71%
	$138,150,914	73.80%

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010

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

As of October 21, 2010, the Company has not closed the private financing. These warrants have been forfeited.

22.         Earnings Per Share

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Basic earnings per share numerator:
Net income attributable to common shareholders	$(1,194,180)	$1,396,362	$(632,744)	$2,518,626

Basic weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultants		-	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222

Earnings per share
- Basic	$(0.04)	$0.04	$(0.02)	$0.08
- Diluted	$(0.04)	$0.04	$(0.02)	$0.08

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background

Operating through Henan Shuncheng Group Coal Coke Co., Ltd. (“SC Coke”), a variable interest entity incorporated under the laws of People’s Republic China (“PRC”), we are a vertically integrated coke producer with facilities and operations based solely in the PRC, principally in Henan Province. SC Coke, which operates and derives its revenue solely in the PRC, has a coke production plant with current capacity of approximately 1.7 million tons of coke annually, having an equity ownership in a coal mine and two coal washing plants (producing refined coal).

We control SC Coke and its operations through a series of contractual arrangements between Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WFOE”), our Chinese wholly-foreign owned enterprise subsidiary, and SC Coke and its shareholders. Anyang WFOE is a direct wholly owned subsidiary of Shun Cheng Holding Hong Kong Limited (“Shun Cheng HK”), the direct wholly owned subsidiary of us.

Contractual Arrangements

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of the Company, Shun Cheng HK, and Anyang WFOE owns any direct equity interest in SC Coke.  On June 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

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

Overview

SC Coke, which operates and derives its revenue solely in the PRC, is a vertically integrated coke producer, that has a coke production plant with current capacity of approximately 1.7 million tons of coke annually, having an equity ownership in a coal mine and two coal washing plants (producing refined coal).  From our refined coal production process, byproducts such as medium coal and coal slurry are produced and sold.  From coke production, SC Coke recycles and produces coke byproducts, including crude benzol, amsulfate, coal gas and tar.  These coke byproducts are either marketed and sold, or recycled and consumed to provide electricity for its internal operations.  For the purpose of this discussion, such refined coal and coke byproducts are referred to as “secondary products.”

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

Results of Operations

Three Months ended June 30, 2011 Compared to the Three Months ended June 30, 2010

Revenues.  During the three months ended June 30, 2011, the production and sale of coke and tar has contributed 89.74% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the three months ended June 30, 2011 and 2010, contributed by its primary products of coke and tar , were as follows:

	Revenues
	Coke	Tar	Total
Revenues
Three months ended june 30 2011	$90,114,622	$6,716,248	$96,830,870
Three months ended june 30 2010	60,654,040	5,455,322	66,109,362
Increase (decrease)	$29,460,582	$1,260,925.72	$30,721,508
% Increase (decrease)	48.57%	23.11%	46.47%
As Percentage of Total Revenues
Three months ended june 30 2011	83.52%	6.22%	89.74%
Three months ended june 30 2010	81.26%	7.31%	88.57%
Quantity Sold (metric tons)
Three months ended june 30 2011	365,026	19,439	384,464
Three months ended june 30 2010	275,960	14,077	290,038
Increase (decrease)	89,065	5,361	94,427
% Increase (decrease)	32.27%	38.09%	32.56%
Average Price Per Ton
Three months ended june 30 2011	$246.87	$345.51
Three months ended june 30 2010	219.79	387.53
Increase (decrease)	$27.08	$-42.02
% Increase (decrease)	12.32%	-10.84%

Revenues for the three months ended June 30, 2011 increased substantially from the revenues for the three months ended June 30, 2010. The increase was a result of our increased and expanded sale to the existing and new customers in 2010.

Sales volume of coke for the three months ended June 30, 2011 increased over the comparable period in 2010 by 32.27% (from 365,026tons to 275,960 tons); and over the same period, tar sales volume increased by 38.09% (from 14,077tons to19,439 tons).

When compared with the same period of 2010, average sales price per ton for coke increased from $219.79to $246.87 and tar decreased from 387.53$ to $ 345.51, for the three months ended June 30, 2011.  Contribution as a percentage of total revenues for coke and tar remained at approximately 89.74% and 88.57% in the year 2011 and 2010.

Secondary Products

SC Coke’s secondary product revenues for the three months ended June 30, 2011 and 2010 were as follows:

	Medium	Crude
	Coal	Benzol	Amsulfate	Coal Gas	Refined coal	Coke Grain	Coke Powder	Others	Total
Revenues
Three months ended june 30 2011	$235,791	$4,652,583	$396,644	$1,619,523	$0	$345,565	$3,367,512	$450,658	$11,068,276
Three months ended june 30 2010	381,084	1,509,642	158,838	1,002,995	3,075,570	32,044	2,119,533	251,579	8,531,285
Change	$-145,293	$3,142,941	$237,806	$616,528	$-3,075,570	$313,521	$1,247,978	$199,079	$2,536,991
% Change	-38.13%	208.19%	149.72%	61.47%	-100.00%	978.41%	58.88%	79.13%	29.74%
As% of Total Revenues
Three months ended june 30 2011	0.22%	4.31%	0.37%	1.50%	-	0.32%	3.12%	0.42%	10.26%
Three months ended june 30 2010	0.51%	2.02%	0.21%	1.34%	3.05%	0.04%	2.84%	0.34%	10.36%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $11.07 million in the three months ended June 30, 2011 from $8.53 million in the three months ended June 30, 2010, which was an increase of 29.74%.  Revenue contribution from secondary products as a percentage of total revenues decreased from 10.36% in the three months ended June 30, 2010 to 10.26% in the three months ended June 30, 2011.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of others.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $69.3 million in the three months ended June 30, 2010 to $101.1 million in the three months ended June 30, 2011.  The increase was due to we become more experienced in our operation, we have been able to cut more costs and remain competitive. Gross profit increased from $5.3 million in the three months ended June 30, 2010 to $6.8 million the three months ended June 30, 2011; and gross profit margin decreased from 7.1% in the three months ended June 30, 2010 to 6.3% in the three months ended June 30, 2011, due to an increase in the average unit sales price.

Operating Expenses.  Operating expenses increased by 121.1% from $2.34 million in the three months ended June 30, 2010 to $5.16 million in the three months ended June 30, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $0.95 million in the three months ended June 30, 2010 to $2.67 million in the three months ended June 30, 2011.  General and administrative expenses increased  from $1.39 million in the three months ended June 30, 2010 to $2.49 million in the three months ended June 30, 2011 due to costs associated with the general cost increase during the three months ended June 30, 2011.

Other Income and Expense.   Other income for the three months ended June 30, 2010 was $0.1 million compared to other income of $0.5 million for the three months ended June 30, 2011 due to an decrease in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the three months ended June 30, 2010 was $1.39 million compared to interest expense for the three months ended June 30, 2011 of $3.97 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $0.26 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Provision for Income Taxes. Benifit for income taxes in the three months ended June 30, 2011 was $ 0.2 million compared to provision for income taxes for the three months ended June 30, 2010 of $ 0.5 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended June 30, 2011 and 2010.

Net Income.   SC Coke recorded net loss of $ 0.12 million for the three months ended June 30, 2011 compared to net income of $1.41 million for the three months ended June 30, 2010.  The decrease was primarily attributed to the increase of $2.6million of interest expense.

Results of Operations

Six Months ended June 30, 2011 Compared to the Six Months ended June 30, 2010

Revenues.  During the six months ended June 30, 2011, the primary business of production and sale of coke and tar has contributed 89.55% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the six months ended June 30, 2011 and 2010, contributed by its primary products of coke and tar , were as follows:

	Revenues
	Coke	Tar	Total
Revenues
six months ended june 30 2011	$154,882,569	$13,407,290	$168,289,859
six months ended june 30 2010	114,380,579	9,258,716	123,639,295
Increase (decrease)	$40,501,990	$4,148,573.55	$44,650,564
% Increase (decrease)	35.41%	44.81%	36.11%
As Percentage of Total Revenues
six months ended june 30 2011	82.41%	7.13%	89.55%
six months ended june 30 2010	82.25%	6.66%	88.91%
Quantity Sold (metric tons)
six months ended june 30 2011	624,167	26,787	650,953
six months ended june 30 2010	495,730	25,215	520,946
Increase (decrease)	128,436	1,571	130,008
% Increase (decrease)	25.91%	6.23%	24.96%
Average Price Per Ton
six months ended june 30 2011	$248.14	$500.52
six months ended june 30 2010	230.73	367.19
Increase (decrease)	$17.41	$133.33
% Increase (decrease)	7.55%	36.31%

Revenues for the six months ended June 30, 2011 increased substantially from the revenues for the six months ended June 30, 2010. The increase was a result of our increased and expanded sale to the existing and new customers in 2010.

Sales volume of coke for the six months ended June 30, 2011 increased over the comparable period in 2010 by 25.91% (from 495,730tons to 624,167 tons); and over the same period, tar sales volume increased by 6.23% (from 25,787tons to25,215 tons).

When compared with the same period of 2010, average sales price per ton for coke increased from $230.73to $248.14 and tar inreased from 367.19$ to $ 500.52, for the six months ended June 30, 2011.  Contribution as a percentage of total revenues for coke and tar remained at approximately 89.55% and 88.91% in the year 2011 and 2010.

Secondary Products

SC Coke’s secondary product revenues for the six months ended June 30, 2011 and 2010 were as follows:

	Medium	Crude
	Coal	Benzol	Amsulfate	Coal Gas	Refined coal	Coke Grain	Coke Powder	Others	Total
Revenues
six months ended june 30 2011	$708,890	$13,407,290	$696,753	$2,615,823	$333,342	$347,746	$6,252,095	$1,694,406	$26,056,345
six months ended june 30 2010	411,804	9,258,716	286,105	1,667,125	5,038,706	469,300	4,005,466	364,345	21,501,567
Change	$297,086	$4,148,574	$410,648	$948,698	$-4,705,364	$-121,554	$2,246,629	$1,330,061	$4,554,778
% Change	72.14%	44.81%	143.53%	56.91%	-93.38%	-25.90%	56.09%	365.06%	21.18%
As% of Total Revenues
six months ended june 30 2011	0.38%	3.72%	0.37%	1.39%	0.18%	0.19%	3.33%	0.90%	10.45%
six months ended june 30 2010	0.30%	2.28%	0.21%	1.20%	3.62%	0.34%	2.88%	0.26%	11.10%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly increased to $26.06 million in the six months ended June 30, 2011 from $21.50 million in the six months ended June 30, 2010, which was an increase of 21.18%.  Revenue contribution from secondary products as a percentage of total revenues decreased from 11.10% in the six months ended June 30, 2010 to 10.45% in the six months ended June 30, 2011.  This increase in the percentage of revenues contributed by secondary products was primarily from the increase in the sales of others.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $128.7 million in the six months ended June 30, 2010 to $172.6 million in the six months ended June 30, 2011.  The primary reasons for this increase were due to we become more experienced in our operation, we have been able to cut more costs and remain competitive. Gross profit increased from $10.3 million in the six months ended June 30, 2010 to $15.4 million the six months ended June 30, 2011; and gross profit margin increased from 8.0% in the six months ended June 30, 2010 to 8.9% in the six months ended June 30, 2011, due to an increase in the average unit sales price.

Operating Expenses.  Operating expenses increased by 91.6% from $4.93 million in the six months ended June 30, 2010 to $9.44 million in the six months ended June 30, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $1.82 million in the six months ended June 30, 2010 to $4.80 million in the six months ended June 30, 2011.  General and administrative expenses increased from $3.11 million in the six months ended June 30, 2010 to $4.64 million in the six months ended June 30, 2011 due to costs associated with the general cost increased during the six months ended June 30, 2011.

Other Income and Expense.   Other income for the six months ended June 30, 2010 was $0.25 million compared to other income of $0.59 million for the six months ended June 30, 2011 due to an decrease in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the six months ended June 30, 2010 was $2.63 million compared to interest expense for the six months ended June 30, 2011 of $7.92 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $0.28 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Provision for Income Taxes. Benifit for income taxes in the six months ended June 30, 2011 was $ 0.6 million compared to provision for income taxes for the six months ended June 30, 2010 of $ 3.5 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the six months ended June 30, 2011 and 2010.

Net Income.   SC Coke recorded net loss of $ 0.63 million for the six months ended June 30, 2011 compared to net income of $2.47 million for the six months ended June 30, 2010.  The decrease was primarily attributed to the increase of $2.6million of interest expense.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2011 was $ 43,941,834 compared with net cash provided by operating activities for the three months ended June 30, 2010 of $38,008,311.  Net cash used by prepayment and other receivable was $ 3,104,399 for the three months ended June 30, 2011 compared with net cash used of approximately $6,519,427 for the three months ended June 30, 2010.  However, net cash provided by notes and accounts payable was $54,859,533 for the three months ended June 30, 2011 compared with net cash provided of $32,065,111 for the three months ended June 30, 2010.

Net cash provided by operating activities for the six months ended June 30, 2011 was $ 64,293,810 compared with net cash provided by operating activities for the six months ended June 30, 2010 of $40,824,064.  Net cash used by prepayment and other receivable was $ 25,778,631 for the six months ended June 30, 2011 compared with net cash used of approximately $6,696,063 for the six months ended June 30, 2010.  However, net cash provided by notes and accounts payable was $102,787,408 for the six months ended June 30, 2011 compared with net cash provided of $44,974,539 for the six months ended June 30, 2010.

Net Cash Used in Investing Activities

 Net cash used in investing activities was $60,502,673for the three months ended June 30, 2011 as compared to only $37,861,351 for the three months ended June 30, 2010. We have invested in building our infrastructures and increased in restricted cash .

Net cash used in investing activities was $80,158,240 for the six months ended June 30, 2011 as compared to only $41,913,638 for the six months ended June 30, 2010. We have invested in building our infrastructures and increased in restricted cash.

Net Cash Provided by Financing Activities

Net cash used by financing activities in the three months ended June 30, 2011 was $ 15,451,439 compared with net cash provided in financing activities of $1,353,233 for the three months ended June 30, 2010.  In the three months ended June 30, 2011, SC Coke repaid loans of $ 11,975,626

Net cash provided by financing activities in the six months ended June 30, 2011 was $ 17,143,115 compared with net cash provided in financing activities of $2,432,434 for the six months ended June 30, 2010.  In the six months ended June 30, 2011, SC Coke repaid loans of $ 24,137,708

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, and short-term lender financing, including loans from SC Coke’s sole director Xinshun Wang, who is also our Chairman of the Board of Directors, and/or from short term and long term bank loans obtained from local financial institutions.

The original loans from Xinshun Wang were interest free and had no repayment terms.  On May 23, 2010, SC Coke entered into a loan agreement with its sole director regarding outstanding loans to SC Coke of $35.6 million as of December 30, 2009.  The principal terms of the loan are: (a) 12 year term, from December 30, 2009 to December 30, 2021, (b) 3% fixed annual interest on a non-compounded basis over the term of the loan, (c) SC Coke has the option, but not the obligation, to pay interest for the first two years, (d) 10 year equal payments from December 30, 2012 to December 30, 2021, and (e) the lender has no ability to call a default.  Additionally, on May 30, 2010, SC Coke’s sole director agreed to indemnify SC Coke from any underpayment of its income tax in prior and future years, and all associated interest, penalties and costs as a result of such underpayment, up to a maximum of $35.6 million.

On June 30, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group)Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the six lenders.

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.  As of December 30, 2010, total loans payable were $51.7 million (excluding the related party loan from SC Coke’s sole director), all of which are short term and payable in the next 12 months.  These loans have interest rates ranging from 5.30% to 12.12%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 0% to 100% of the bank notes issued.  Bank notes payable outstanding at June30, 2011 were $199.7illion.

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

Capital Expenditures

During the six months ended June 30, 2011, SC Coke made capital expenditures of $ 20 million. During the six months ended June 30, 2010, SC Coke made capital expenditures of $ 3.6 million

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in 2011.

The total investment required for the new 1.3 million ton coke facility, including two additional ovens is expected to be approximately $85 million and is expected to be financed by debt and/or equity financings and internally generated cash flow.  Construction work, which includes site preparation, foundation and construction, began in late 2009 and is anticipated to be available for use by the end of 2011.  As of the date hereof, the construction work has been completed. Now in pre-production stage of trial run. Equipment to be included in the new facility will be predominantly locally sourced in China and is substantially similar to existing equipment.

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

Foreign Currency Translation Gains and Losses

During six months ended June 30, 2011, SC Coke recognized a foreign currency translation gain of $ 0.97 million as compared to a foreign currency translation gain of $0.39million for the six months ended June 30, 2010 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

As of December 30, 2010, SC Coke guaranteed the obligations of eleven companies of approximately $50 million in total principal outstanding.  SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Bank Notes Receivable/Payable

Banks in China commonly issue bank notes to companies for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company to pay approximately 50% of the bank note upon issuance and deposit the remaining 0% to 100% with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between three to six months.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the six months ended June 30, 2011 and 2010. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest, which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: August 16, 2011	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial and Accounting Officer)