Form 10-Q
period 2011-09-30
BIRCH BRANCH INC
filed 2011-11-21
CIK 857872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 32,047,222 shares of the Registrant’s common stock outstanding at November 11, 2011.

BIRCH BRANCH, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Birch Branch, Inc.

Consolidated Financial Statements

September 30, 2011 and December 31, 2010

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page

Consolidated Balance Sheets	1-2

Consolidated Statements of Operations	3

Consolidated Statements of Stockholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-27

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Birch Branch, Inc.

We have reviewed the accompanying consolidated balance sheets of Birch Branch, Inc. (the “Company”) as of September 30, 2011 and December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 10, 2011	Certified Public Accountants

Birch Branch, Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

		9/30/2011	12/31/2010
	Note	(unaudited)	(audited)
Assets
Current assets:
Cash	2D	2,352,532	$9,213,760
Restricted cash	2E	137,749,071	91,017,450
Bank notes receivable	2F	442,599	4,335,785
Trade receivables	2G, 3	23,155,052	28,150,931
Other receivables	4	27,020,504	11,548,983
Related party receivables	16	4,879,719	4,752,208
Inventories	2H, 5	63,299,505	59,822,024
Advances to suppliers and prepayments	6	58,791,970	52,006,509
Deposits	7	2,946,515	4,764,209
Total current assets		320,637,467	265,611,859

Non-current assets:
Property, plant and equipment, net	2I, 8	70,604,842	70,056,271
Construction in Progress	2J, 9	76,829,230	50,727,936
Intangible assets, net	2K, 10	890,980	935,661
Long-term investments	2L, 11	24,544,060	20,200,106
Total non-current assets		172,869,112	141,919,974

Total assets		493,506,579	$407,531,833

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	12	183,620,232	$120,118,576
Short term Bank loans	13	55,999,875	50,213,255
Accounts payable		79,036,355	51,021,652
Accrued liabilities		855,488	287,899
Taxes payable		11,900,864	11,560,614
Other payable	14	18,767,892	44,942,564
Long term bank loans – Current Portion	13	468,618	-
Capital lease obligation, current portion	19	3,561,705	1,455,414
Customer deposits		9,613,219	5,486,463
Total current liabilities		363,824,248	285,086,437

Non-current liabilities:
Notes payable to related party	15	60,344,510	64,141,201
Forgivable loans	16	5,545,315	5,192,184
Long Term Bank Loans	13	5,779,624	-
Capital lease obligation, non-current portion	19	12,807,123	3,620,470
Total non-current liabilities		84,476,572	72,953,855
Total liabilities		448,300,820	$358,040,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	9/30/2011	12/31/2010
	(unaudited)	(audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	32,875,257	38,499,365
Accumulated other comprehensive income	4,748,351	3,366,695
Non-controlling interest	384,065	427,395
Total stockholders’ equity	45,205,759	49,491,541

Total liabilities and equity	493,506,579	$407,531,833

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Operations
For the three months and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

		Three months ended		Nine months ended
	Note	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Revenues	2R	114,953,099	$75,905,127	302,885,541	$214,963,094
Cost of revenues		112,925,723	65,795,972	285,496,778	194,549,920
Gross profit		2,027,377	10,109,155	17,388,762	20,413,174

Operating expenses:
Sales and marketing	2T	1,925,134	1,340,123	6,725,671	3,156,111
General and administrative		1,666,839	1,238,560	6,308,226	4,350,169
Total operating expenses		3,591,973	2,578,683	13,033,897	7,506,280

Income (loss) from operations		(1,564,596)	7,530,472	4,354,865	12,906,894

Other income (expense):
Interest income		857,196	203,366	1,634,093	704,770
Interest expense		(4,835,012)	(1,682,796)	(12,755,153)	(4,316,250)
Other income		534,332	100,407	1,081,728	495,854
Other expense		(27,109)	(240,219)	(176,693)	(388,980)
Gain on investment		1,248	109,941	193,721	109,941

Total other income (expense)		(3,469,346)	(1,509,301)	(10,022,303)	(3,394,665)

Income (loss) before provision for income taxes	2U, 18	(5,033,942)	6,021,171	(5,667,438)	9,512,229

Provision for (benefit from) income taxes		-	(1,535,184)	-	(2,554,975)

Net income (loss)		(5,033,942)	$4,485,987	(5,667,438)	$6,957,254

Net income attributable to:
- Common stockholders		$(5,076,521)	$4,449,937	$(5,624,108)	$6,968,562
- Non-controlling interest		$(42,578)	$36,050	$(43,330)	$(11,308)

Earnings per share	22
- Basic		$(0.16)	$0.14	$(0.18)	$0.22
- Diluted		$(0.16)	$0.14	$(0.18)	$0.22

Weighted average shares outstanding
- Basic		32,047,222	32,047,222	32,047,222	32,047,222
- Diluted		32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

							Accumulated
						Non-	Other
	Shares	Common	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Stock	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2010	31,506,750	$-	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472	-	567,496	-	-	-	-	567,496
Apportionment of loss to non-controlling interest	-	-	-	-	45,449	(45,449)	-	-
Net income	-	-	-	-	7,027,022	-	-	7,027,022
Currency translation adjustment	-	-	-	-	-	-	771,018	771,018
Balance at December 31, 2010	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

Balance at January 1, 2011	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541
Apportionment of loss to non-controlling interest	-	-	-	-	43,330	(43,330)	-	-
Net income	-	-	-	-	(5,667,438)	-	-	(5,667,438)
Currency translation adjustment	-	-	-	-	-	-	1,381,656	1,381,656
Balance at September 30, 2011	32,047,222	$-	$6,963,403	$234,683	32,875,257	384,065	4,748,351	45,205,759

	Nine months	Twelve months	Accumulated
	9/30/2011	12/31/2010	Total
Comprehensive Income
Net income	(5,667,438)	$7,027,022	1,359,584
Other Comprehensive Income
Foreign currency translation adjustment	1,381,656	771,018	2,152,674
Total Comprehensive Income	(4,285,782)	$7,798,040	3,512,258

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Consolidated Statements of Cash Flows
For the three months and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash flows from operating activities:
Net income (loss)	$(5,033,942)	$4,485,987	$(5,667,438)	$6,957,254
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation		-	-	567,496
Depreciation and amortization	1,968,363	1,490,416	6,197,844	4,393,944
Bad debt provision		-		-

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	11,479,968	20,291,702	8,889,065	2,892,642
Decrease/(Increase) in Inventories	1,377,894	(16,497,730)	(3,477,481)	(18,776,052)
Decrease/(Increase) in Prepayments and other receivables	3,521,649	(19,785,724)	(22,256,982)	(19,785,724)
Decrease/(Increase) in Related party receivables	434,074	-	(127,510)	-
(Increase) in Security deposits	(28,353)	-	1,817,694	-
Increase/(Decrease) in Notes and accounts payable	(11,271,048)	30,459,669	91,516,359	75,434,208
Increase in Other payables and current liabilities	(14,787,632)	11,639,379	(24,936,768)	21,223,994
Net cash provided by (used in) operating activities	(12,339,027)	32,083,699	51,954,783	72,907,762

Cash flows from investing activities:
Decrease/(Increase) in Restricted cash	8,151,106	(21,745,302)	(46,731,621)	(34,111,796)
Purchase of long-term investment in equities	(4,343,954)	(224,474)	(4,343,954)	(4,519,194)
Acquisition of property, plant and equipment	(3,031,038)	(36,198,852)	(6,669,816)	(51,966,454)
Decrease/(Increase) in Construction in progress	(4,464,558)	18,103,201	(26,101,295)	8,618,379
Net cash provided by (used in) investing activities	(3,688,444)	(40,065,427)	(83,846,686)	(81,979,065)

Cash flows from financing activities:
Net borrowings from bank and others	6,555,048	5,672,151	12,034,860	8,404,007
Proceeds (Repayment) of capital lease obligation	(370,358)	(240,188)	11,292,944	(539,610)
Net cash provided by (used in) financing activities	6,184,690	5,431,963	23,327,804	7,864,397

Net (decrease) increase in cash	(9,842,781)	(2,549,765)	(8,564,099)	(1,206,906)

Effect of exchange rate changes	956,791	892,570	1,702,868	94,944

Cash at beginning of the period	11,238,519	6,295,178	9,213,760	5,749,945

Cash at end of the period	$2,352,529	$4,637,983	$2,352,529	$4,637,983

Supplemental disclosure of cash flow information:
Interest received	$857,196	$203,366	$1,634,093	$704,770
Interest paid	(4,550,813)	(1,682,796)	(12,470,954)	(4,316,250)
Income taxes paid	110,067	(5,488,166)	10,845,094	(8,344,002)

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

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
As of September 30, 2011 and December 31, 2010

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
As of September 30, 2011 and December 31, 2010

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

The Company regrouped certain accounts in the December 31, 2010 consolidated balance sheet to improve comparability with September 30, 2011 balance sheet line items.  There was no impact on earnings as a result of the regrouping.

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
As of September 30, 2011 and December 31, 2010

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
As of September 30, 2011 and December 31, 2010

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

At September 30, 2011, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant sales growth during the nine months ended September 30, 2011 and 2010.

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
As of September 30, 2011 and December 31, 2010

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

At September, 2011	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,352,532	$-	$-	$2,352,532
Restricted cash	137,749,071	-	-	137,749,071
Notes receivables	442,599	-	-	442,599
Total financial assets	140,544.202	-	-	140,544.202

Financial liabilities:
Notes payable	183,620,232	-	-	183,620,232
Total financial liabilities	$183,620,232	$-	$-	$183,620,232

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value.  ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2011.

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
As of September 30, 2011 and December 31, 2010

P.	Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the nine months ended September 30, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	9/30/2011	12/31/2010	9/30/2010
Period/year end RMB: U.S. Dollar exchange rate	6.4018	6.6118	6.6981
Average RMB: U.S. Dollar exchange rate	6.5060	6.7788	6.8164

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
As of September 30, 2011 and December 31, 2010

T.	Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for the third quarter 2011 and 2010 and are included in sales and marketing expenses.

U.	Income Taxes

The Company has implemented ASC 740, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Hong Kong and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the associated tax benefit, or that future realization is uncertain. The Company assesses its future tax assets and liabilities for any uncertainty on an annual basis.  Upon completion of its quarter review of its tax position for the nine months ended September 30, 2011, the Company concluded that there was no uncertainty regarding its tax position. Any changes in the Company’s position on a going forward basis will be charged to tax expense or deferred tax benefit in its statement of operations.

V.	Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations

3.	Trade Receivables

The Company’s trade receivables as of September 30, 2011 and December 31, 2010, as well as the activity in the Company’s allowance for bad debts for the nine-month ended September 30, 2011 and the year ended December 31, 2010 are set forth below:-

	9/30/2011	12/31/2010
Trade Receivables	$24,603,561	$29,804,218
Less: Allowance for Bad Debt	(1,448,509)	(1,653,287)
Trade Receivables, net	23,155,052	28,150,931

Allowance for Bad Debts
Beginning Balance	$1,653,287	3,618,626
Provision for bad debts	-	75,532
Less: Allowance write back because of bad debt recovery	(204,778)	(2,040,871)
Ending Balance	$1,448,509	$1,653,287

4.	Other Receivables

Other receivables at September 30, 2011 and December 31, 2010 are detailed in the table below.

	9/30/2011	12/31/2010
Project safety deposit	$5,914	$10,411
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	24,384,380	9,814,316
Others	2,630,210	1,724,256
	$27,020,504	$11,548,983

5.	Inventories

The components of the Company’s inventories as of September 30, 2011 and December 31, 2010 are as follows:-

	9/30/2011	12/31/2010
Raw materials	$5,956,584	$10,767,108
Work in process and semi-finished goods	25,109,407	44,736,578
Finished goods	32,233,514	4,318,338
Total inventories	$63,299,505	$59,822,024

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of September 30, 2011 and December 31, 2010 are as follows:-

	9/30/2011	12/31/2010
Construction projects prepayments	$-	$4,354,061
Prepayments for raw materials in operations	58,378,622	44,628,658
Prepaid taxes	413,348	3,023,790
	$58,791,970	$52,006,509

7.	Deposits

As of September 30, 2011, the Company deposited $2,946,515 into Avic International as security purpose for the capital lease (refer to Note #19). At December 31, 2010, The Company deposited total $4,764,209 with Shanghai Pudong Development Bank under the names of AnJie Wu and JianKai Wang for the issuance of bank notes payable.

	9/30/2011	12/31/2010
AnJie Wu	$-	$2,041,804
JianKai Wang	-	2,722,405
Avic International	2,946,515	-
	$2,946,515	$4,764,209

8.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:-

		Accumulated
9/30/2011	At Cost	Depreciation	Net
Buildings and plant	$35,144,078	$4,019,630	$31,124,448
Machinery and equipment	54,690,954	18,033,915	36,657,039
Electronic equipment	1,046,491	391,881	654,610
Vehicles	3,752,946	1,942,065	1,810,881
Wastewater treatment and environmental equipment	812,486	454,622	357,864
Total plant and equipment	$95,446,955	$24,842,113	$70,604,842

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Buildings and plant	$31,214,528	$2,724,146	$28,490,382
Machinery and equipment	52,145,602	13,736,261	38,409,341
Electronic equipment	970,225	272,652	697,573
Vehicles	3,660,104	1,650,989	2,009,115
Wastewater treatment and environmental equipment	786,680	336,820	449,860
Total plant and equipment	$88,777,139	$18,720,868	$70,056,271

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

Depreciation expenses related to plant and equipment were $6,121,245 and $5,977,886 for the nine months and twelve months ended September 30, 2011 and December 31, 2010, respectively.

9.	Construction in Progress

The components of the Company’s construction in progress are as follows:-

		Accumulated
9/30/2011	At Cost	Depreciation	Net
Construction in progress	$65,750,958	$-	$65,750,958
Deposits for construction projects	11,078,272	-	11,078,272
Total Construction in progress	$76,829,230	$-	$76,829,230

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Construction in progress	$37,363,374	$-	$37,363,374
Deposits for construction projects	13,364,562	-	13,364,562
Total Construction in progress	$50,727,936	$-	$50,727,936

The construction in progress sub-account is detailed below:-

Description	9/30/2011	12/31/2010
Coking furnace	$35,517,189	$12,548,316
Office buildings	5,340,922	4,176,514
Plant and facilities	24,857,527	20,006,351
Sewage system	35,320	632,193
	$65,750,958	$37,363,374

10.           Intangible Assets, net

The components of the Company’s intangible assets are as follows:-
		Accumulated
9/30/2011	At Cost	Amortization	Net
Land Use Rights	$1,004,973	$113,993	$890,980
Total intangible assets	$1,004,973	$113,993	$890,980

		Accumulated
12/31/2010	At Cost	Amortization	Net
Land Use Rights	$973,053	$37,392	$935,661
Total intangible assets	$973,053	$37,392	$935,661

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

Amortization expenses related to intangible assets were $76,600 and $37,392 for the nine months and twelve months ended September 30, 2011 and December 31, 2010, respectively.

11.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment	Ownership	Type	9/30/2011
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,516,239
Anyang Urban Credit Cooperative	*11.26%	Equity	9,337,842
Ansteel Group Metallurgy Stove Co., Ltd.	19.00%	Equity	2,433,691
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	18.25%	Equity	8,256,288
			$24,544,060

* Note: SC Coke invested additional RMB 19 million (approximately $2.9 million) in Anyang Urban Credit Cooperative (“Urban Credit”) during 2011 Q3. Since Urban Credit has not finalized its total capital as of financial statement date, the increase of SC Coke’s ownership in Urban Credit is not reflected.

12.      Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at September 30, 2011 for the Company’s bank notes payable.

Financial Institution	Due Date	9/30/2011
Shanghai Pudong Development Bank - Zhengzhou Branch	11/04/2011	$4,686,182
Shanghai Pudong Development Bank - Zhengzhou Branch	11/09/2011	4,686,182
Shanghai Pudong Development Bank - Zhengzhou Branch	11/12/2011	6,248,243
Shanghai Pudong Development Bank - Zhengzhou Branch	11/23/2011	5,467,212
Shanghai Pudong Development Bank - Zhengzhou Branch	12/16/2011	3,124,121
Shanghai Pudong Development Bank - Zhengzhou Branch	12/21/2011	7,810,303
Shanghai Pudong Development Bank - Zhengzhou Branch	01/07/2012	6,248,243
Shanghai Pudong Development Bank - Zhengzhou Branch	01/08/2012	6,248,243
Shanghai Pudong Development Bank - Zhengzhou Branch	03/14/2012	3,905,152
Shanghai Pudong Development Bank - Zhengzhou Branch	03/16/2012	2,343,091
Guangdong Development Bank - Anyang Branch	12/22/2011	4,061,358
Guangdong Development Bank - Anyang Branch	01/22/2012	4,061,358
Guangdong Development Bank - Anyang Branch	03/05/2012	3,124,121
Guangdong Development Bank - Anyang Branch	03/20/2012	7,341,685
Henan Rural Credit Cooperative - Tongye Branch	10/07/2011	3,905,152
Henan Rural Credit Cooperative - Tongye Branch	10/12/2011	5,154,800
Henan Rural Credit Cooperative - Tongye Branch	10/14/2011	1,562,061
Commercial Banks of China - Anyang Branch	02/04/2012	9,372,364
Bank of Zhengzhou - Zhengzhou Branch	12/14/2012	1,562,061
China Minsheng Banking Corp.- Zhengzhou Branch	10/19/2011	8,122,715
China Minsheng Banking Corp.- Zhengzhou Branch	10/20/2011	1,249,649
China Minsheng Banking Corp.- Zhengzhou Branch	11/27/2011	1,405,855
China Minsheng Banking Corp.- Zhengzhou Branch	11/30/2011	1,874,473

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

Financial Institution	Due Date	9/30/2011
China Minsheng Banking Corp.- Zhengzhou Branch	12/08/2011	5,467,212
China Minsheng Banking Corp.- Zhengzhou Branch	12/09/2011	4,842,388
China Minsheng Banking Corp.- Zhengzhou Branch	12/10/2011	7,810,303
China Minsheng Banking Corp.- Zhengzhou Branch	12/13/2011	7,107,376
China Minsheng Banking Corp.- Zhengzhou Branch	02/09/2012	7,810,303
China Minsheng Banking Corp.- Zhengzhou Branch	02/12/2012	4,686,182
China Minsheng Banking Corp.- Zhengzhou Branch	02/25/2012	781,030
China Everbright Bank - Zhengzhou Branch	10/13/2011	3,124,121
China Everbright Bank - Zhengzhou Branch	12/20/2011	7,810,303
China Everbright Bank - Zhengzhou Branch	12/21/2011	1,562,061
China Everbright Bank - Zhengzhou Branch	02/19/2012	4,686,182
China Merchants Bank - Anyang Branch	03/15/2012	7,810,303
Bank of Pingdingshan	12/02/2011	4,061,358
Bank of Pingdingshan	02/26/2012	9,372,364
Industrial and Commercial Bank of China - Shuiye Branch	02/29/2012	1,562,061
Industrial and Commercial Bank of China - Shuiye Branch	03/02/2012	1,562,061
		$183,620,232

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

13.	Loans

Short term Loans

The components of the Company’s short term loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	9/30/2011
Henan Rural Credit Cooperatives - Tongye Branch	A	12/20/2011	12.620%	$4,686,182
Henan Rural Credit Cooperatives - Anyang Branch	B	03/22/2012	10.10%	4,686,182
Shanghai Pudong Development Bank - Zhengzhou Branch	C	03/14/2012	7.31%	1,562,061
Shanghai Pudong Development Bank - Zhengzhou Branch	C	02/23/2012	7.32%	6,248,244
Bank of China - Huojiachun Branch	D	09/27/2012	7.216%	3,124,121
Bank of China - Anyang Branch	D	03/14/2012	6.666%	3,124,121
Industrial and Commercial Bank of China - Anyang Branch	E	01/04/2012	6.71%	7,810,303
Bank of Pingdingshan	F	02/25/2012	6.71%	4,451,873
Guangdong Development Bank - Anyang Branch	G	06/07/2012	5.783%	1,562,061
Guangdong Development Bank - Anyang Branch	G	07/18/2012	7.216%	4,686,182
Henan Urban Credit Cooperative - Anyang Branch	H	05/09/2012	7.8875%	3,124,121
Bank of Luoyang - Zhengzhou Branch	I	07/14/2012	7.872%	3,124,121
Bank of Zhengzhou – Nongyedong Branch	J	11/29/2011	6.6720%	1,562,061
Bank of Zhengzhou – Nongyedong Branch	K	11/29/2011	6.6720%	3,124,121
China Citic Bank - Zhengzhou Branch	L	07/26/2012	7.2160%	3,124,121
				$55,999,875

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

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
A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd, Henan Hubo Cement Co., Ltd, Wang Xinshun, Wang Xinming and Cheng Junsheng
B.	Guaranteed by Anyang Xinpu Steel Co., Ltd, Wang Xinshun, Yu Huanling
C.	Guaranteed by Anyang New Tianhe Cement Co., LLC, Bailianpo Coal Co., Ltd., Wang Xinshun, Wang Xinming and Cheng Junsheng
D.	Guaranteed by Xinlei Group Co., Ltd., the Company’s office building, Wang Xinshun, Wang Xinming and Cheng Junsheng
E.	Guaranteed by Wang Xinshu
F.	Guaranteed by Liyuan Coking Co., Ltd.
G.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking., Ltd.
H.	Guaranteed by Henan Hubo Cement Co., Ltd and Xinlei Group Cheng Chen Coking., Ltd and the Company’s machinery
I.	Guaranteed by Anyang Liyuan Coking Co., Ltd, the company’s office building, Wang Xinshun, Wang Xinming and Cheng Junsheng
J.	Guaranteed by Wang Xinshu, Wu Fengyun, and Anyang Xinpu Steel Co., Ltd.
K.	Guaranteed by Anyang Liyuan Coking Co., Ltd
L.	Guaranteed by Henan Chen Yu Coking., Ltd

Long term loans

The components of the Company’s long term loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	9/30/2011
Shanghai Pudong Development Bank - Zhengzhou Branch			7.0800%	$6,248,242
Among which: Current Portion		06/26/2012	7.0800%	468,618
Long-term Portion		03/23/2013	7.0800%	$5,779,624

The long term loans was guaranteed by Anyang Liyuan Coking Co., Ltd, shareholders Wang Xinshun, Wang Xingming, and Cheng Junsheng.

14.    Other Payable

Other payable at September 30, 2011 and December 31, 2010 is detailed in the table below.

	9/30/2011	12/31/2010
Project safety deposit	$1,156,472	$111,222
Unbilled purchase payable	355,369	133,446
Payable for raw materials in operation	1,933,759	29,194
Advances from individuals and companies payable on demand	9,802,794	43,962,055
Others	5,519,498	706,647
	$18,767,892	$44,942,564

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

15.	Notes Payable to Related Party

Creditor	Note	9/30/2011	12/31/2010
Chairman, Wang Xinshun	A	$33,419,953	$36,955,017
SC Coke Shareholders	B	26,924,557	27,186,184
		$60,344,510	$64,141,201

A.	Note Payable to Wang Xinshun

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
As of September 30, 2011 and December 31, 2010

17.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of September 30, 2011:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $384,515 as of September 30, 2011.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $535,978 for the nine months ended September 30, 2011.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $4,147,714 as of September 30, 2011.

There is no purchase transaction from Bailianpo for the nine months ended September 30, 2011.

(b)
SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $347,489 as of September 30, 2011.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $1,484,931 for the nine months ended September 30, 2011.

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
As of September 30, 2011 and December 31, 2010

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the U.S. borders. The Company currently only incurs expenses in the United States that are associated with being a public company.

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the nine months ended September 30, 2011, 2011 and 2010, respectively:

	9/30/2011	9/30/2010
Income (loss) before tax:
USA	$-	$(567,496)
HK	(53)	(14,492)
PRC	(5,667,385)	10,346,708
Total	(5,667,438)	9,512,229

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	-	2,554,975
Total provision for taxes (tax benefit)	$-	$2,554,975

Effective tax rate	N/A	26.86%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 are shown in the following table:

	9/30/2011	9/30/2010
US statutory tax rate	34%	34%
Lower rates in the PRC	-9%	-9%
Accrual and reconciling items	N/A	1.86%
Effective tax rate	N/A	26.86%

19.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for twenty four companies (the “guarantees”) in the amount of approximately $157,931,135 at September 30, 2011. Of the aforementioned guarantees, seven of the fourteen companies have, in turn, guaranteed debts of approximately $54,437,812 on behalf of SC Coke at September 30, 2011.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	9/30/2011
Anshan Minshan Metal Co., Ltd.	Avic International	03/31/2012	$3,842,607
Anyang New Tianhe Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	07/27/2012	6,148,171
Anyang Public Transportation Department	China Commercial Bank - Anyang Branch	11/25/2011	3,074,085

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

		Guarantee
Guarantee Beneficiary	Creditor	End	9/30/2011
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	11/11/2011	3,074,085
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	05/19/2012	1,537,043
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/26/2012	1,690,747
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/27/2012	1,998,155
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China - Anyang Branch	04/23/2012	691,669
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	06/30/2012	26,129,726
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Bank of Linzhou	01/17/2012	10,759,299
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Bank of Linzhou	07/04/2012	7,685,214
Xinlei Group Cheng Chen Coking	Henan Rural Credit Cooperative - Tongye Branch	04/03/2012	3,074,085
Henan Yulong Coking Co., Ltd.	Henan Rural Credit Cooperative - Tongye Branch	04/22/2012	3,074,085
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank - Zhengzhou Branch	06/20/2012	4,611,128
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank - Zhengzhou Branch	12/23/2012	15,370,427
Henan Liyuan Coking Co., Ltd	China Merchants Bank	01/05/2012	4,611,128
Henan Liyuan Coking Co., Ltd	Henan Rural Credit Cooperatives - Tongye Branch	9/15/2012	3,074,085
Anyang Xingya Cleaning Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/22/2012	3,074,085
Anyang Xinpu Steel Co., Ltd.	Anyang Rural Credit Cooperatives	06/22/2012	7,685,214
Anyang Yuxing Active Limestone Co., Ltd	Construction Bank of China - Anyang Branch	01/04/2012	3,381,494
Anyang Yuxing Active Limestone Co., Ltd	Construction Bank of China - Anyang Branch	01/05/2012	1,537,043
Anyang Yuxing Active Limestone Co., Ltd	Construction Bank of China - Anyang Branch	12/25/2011	1,537,043
Anyang Yuxing Active Limestone Co., Ltd	Bank of China - Anyang Branch	05/11/2012	2,305,564
Anyang Hongyuan Yinsheng Steel Co., Ltd	China Commercial Bank - Anyang Branch	05/08/2012	307,408
Henan QIli Cement Co., Ltd	China Commercial Bank - Anyang Branch	05/23/2012	614,817
Shandong Daotong Co., Ltd.	China Citic Bank	7/11/2012	3,074,085
Henan Hubo Cement Co., Ltd	Guangdong Development Bank - Anyang Branch	01/25/2012	5,379,649
Henan Hubo Cement Co., Ltd	Bank of China - Anyang Branch	11/14/2011	4,611,128
Anyang Minshan Group Co., Ltd.	Agricultural Bank of China - Anyang Branch	02/23/2012	7,070,397
Anyang Xintianhe Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	07/27/2012	6,148,171
Henan Chengyu Coking Co., Ltd.	Guangdong Development Bank - Anyang Branch	09/20/2012	9,222,256
Henan Jinlu Co., Ltd.	China Minsheng Banking Corp.- Zhengzhou Branch	10/10/2012	1,537,042
			$157,931,135

Capital Lease Obligations

SC Coke has entered into two non-cancellable lease agreements for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at September 30, 2011:-

Quarter ending September 30:	Principal	Payments
2011	$733,742	1,038,899
2012	3,626,694	4,818,884
2013	3,947,914	4,818,884
2014	4,297,584	4,818,884
2015	2,608,822	2,829,021
2016	1,154,072	1,178,759
Total future minimum lease payments	$16,368,828	19,503,331

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

Capital Commitment on Uncompleted Construction Project Contracts

SC Coke entered into several contracts pertaining to Construction Project in Progress. As of September 30, 2011, capital commitments in respect of these contracts amounted to $41,572,116 attributable to items as follow:

Coking stove	$14,181,428
Office building	4,323,170
Plant and facility	23,067,518
Sewage System	-
$41,572,116

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of September 30, 2011, SC Coke had accrued approximately $11 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk.  SC Coke holds all its deposits and bank notes receivable with banks in China.  In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through September 30, 2011.

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”.  From December 31, 2010 to September 30, 2011, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.6118 and $1.00 to RMB 6.3778. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar.  The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Concentration Risks

The Company deals with four suppliers and five customers to source its purchases and sells its products which can create certain concentration risks.

The following four suppliers accounted for 68.26% of total purchases:

Suppliers	9/30/2011%
ZaoZhuang Mining (Group) Co.,Ltd.	$71,161,821	28.55%
Yizhong Energy Group	41,591,276	16.68%
Xuzhou Yuantong Burning Co., Ltd.	29,205,812	11.72%
Linyi Mining Group Co., Ltd.	28,201,047	11.31%
	$170,159,956	68.26%

Five customers accounted for 86.19% of its sales:

Customers	9/30/2011%
Henan Fengbao Steel Co.,Ltd	$56,950,579	22.68%
Changzhou zhongfa Iron Co., Ltd	51,542,026	20.52%
Zhejiang Huatuo Energy Co., Ltd	46,043,880	18.33%
Shagang Group Anyang Yongxing Iron & Steel Co., Ltd	35,109,620	13.98%
Anyang xinpu Iron & Steel Co., Ltd	26,812,839	10.68%
	$216,458,944	86.19%

21.	Warrants

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

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010

22.	Earnings Per Share

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Basic earnings per share numerator:
Net income attributable to common shareholders	$(5,076,521)	$4,449,937	$(5,624,108)	$6,968,562

Basic weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222
Additions from potentially dilutive events
Warrants issued to consultants	-	-	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222	32,047,222	32,047,222

Earnings per share
- Basic	$(0.16)	$0.14	$(0.18)	$0.22
- Diluted	$(0.16)	$0.14	$(0.18)	$0.22

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

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

Contractual Arrangements

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of the Company, Shun Cheng HK, and Anyang WFOE owns any direct equity interest in SC Coke.  On September 19, 2010, Anyang WFOE entered into the following contractual arrangements with SC Coke and its shareholders:

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

Exclusive Option Agreement.  Under the exclusive option agreement (the “Exclusive Option Agreement”) between Anyang WFOE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, the SC Coke Shareholders granted Anyang WFOE an irrevocable exclusive purchase option to purchase all or part of the shares or assets of SC Coke.  The option is exercisable at any time on or after September 28, 2010, but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be the minimum price permitted under the PRC law then applicable, and such price, subject to applicable PRC law, shall be refunded to Anyang WFOE or SC Coke for no consideration or the minimum consideration permitted under the PRC law then applicable, whichever is more, in a manner decided by Anyang WFOE, at its reasonable discretion.

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

Results of Operations

Three Months ended September 30, 2011 Compared to the Three Months ended September 30, 2010

Revenues.  During the three months ended September 30, 2011, the production and sale of coke and tar has contributed 90% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the three months ended September 30, 2011 and 2010, contributed by its primary products of coke and tar , were as follows:

	Revenues
	Coke	Tar	Total
Revenues
Three months ended September 30 2011	$97,074,138	$6,877,600	$103,951,738
Three months ended September 30 2010	63,273,573	6,606,471	69,880,044
Increase (decrease)	$33,800,565	$271,129	$34,071,694
% Increase (decrease)	53%	4%	48%
As Percentage of Total Revenues
Three months ended September 30 2011	84%	6%	90%
Three months ended September 30 2010	83%	9%	81%
Quantity Sold (metric tons)
Three months ended September 30 2011	365,076	18,583	383,659
Three months ended September 30 2010	286,385	15,823	302,208
Increase (decrease)	78,691	2,760	81,451
% Increase (decrease)	27%	17%	27%
Average Price Per Ton
Three months ended September 30 2011	$266	$370
Three months ended September 30 2010	221	418
Increase (decrease)	$45	$-48
% Increase (decrease)	20%	-11%

Revenues for the three months ended September 30, 2011 increased from the revenues for the three months ended September 30, 2010. The increase was a result of product capacity increase.

Sales volume of coke for the three months ended September 30, 2011 increased over the comparable period in 2010 by 27% (from 286,385tons to 365,076 tons); and over the same period, tar sales volume increased by 17% (from 15,823tons to 18,583tons).

When compared with the same period of 2010, average sales price per ton for coke increased from $221to $266 and tar decreased from $418 to $370, for the three months ended September 30, 2011.  Contribution as a percentage of total revenues for coke and tar remained at approximately 90% and 92% in the year 2011 and 2010.

Secondary Products

SC Coke’s secondary product revenues for the three months ended September 30, 2011 and 2010 were as follows:

	Medium	Crude
	Coal	Benzol	Amsulfate	Coal Gas	Refined coal	Coke Grain	Coke Powder	Others	Total
Revenues
Three months ended September 30 2011	$40,391	$4,294,122	$891,552	$1,226,023	$839,797	$891,789	$2,785,152	$456	$11,232,969
Three months ended September 30 2010	2,729,970	4,044,813	264,198	2,206,690	4,422,903	293,269	1,979,440	259	15,941,284
Change	$-2,689,579	$249,309	$627,354	$-980,667	$-3,583,106	$598,520	$805,712	$197	$-4,708,574
% Change	-98.52%	6.16%	237%	-44.44%	-81%	204%	40.7%	76%	-29.54%
As% of Total Revenues
Three months ended September 30 2011	0.04%	3.74%	0.77%	1.07%	0.72%	0.77%	2.42%	0.00%	7.23%
Three months ended September 30 2010	3.59%	5.33%	0.31%	2.90%	5.82%	0.34%	2.61%	0.00%	20.25%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly decreased to $11million in the three months ended September 30, 2011 from $15 million in the three months ended September 30, 2010, which was a decrease of 29.54%.  Revenue contribution from secondary products as a percentage of total revenues decreased from 21% in the three months ended September 30, 2010 to 9.7% in the three months ended September 30, 2011.  This decrease in the percentage of revenues contributed by secondary products was primarily from production processing technique change.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods [increased/decreased] from $65 million in the three months ended September 30, 2010 to $112 million in the three months ended September 30, 2011.  The increase was due to [raw material price increase up. Gross profit increased from $10 million in the three months ended September 30, 2010 to $2 million the three months ended September 30, 2011; and gross profit margin [increased/decreased] from 13% in the three months ended September 30, 2010 to 1.7% in the three months ended September 30, 2011, due to raw material price up result to cost of sales increase.

Operating Expenses.  Operating expenses increased by 39% from $2.5 million in the three months ended September 30, 2010 to $3.6 million in the three months ended September 30, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $1.3 million in the three months ended September 30, 2010 to $1.9 million in the three months ended September 30, 2011.  General and administrative expenses increased from $1.2 million in the three months ended September 30, 2010 to $1.7million in the three months ended September 30, 2011 due to cost of operating expenses increase and currency inflation.

Other Income and Expense.   Other income for the three months ended September 30, 2010 was $0.1 million compared to other income of $0.5 million for the three months ended September 30, 2011 due to material cost increase.

Interest Income and Expense.  Interest expense for the three months ended September 30, 2010 was $1.7 million compared to interest expense for the three months ended September 30, 2011 of $4.8 million, due to bank loan increase.  Interest income increased by $0.8 million in the three months ended September 30, 2011 as compared  by $ 0.2 million to the three months ended September 30, 2010.

Provision for Income Taxes. Benefit for income taxes in the three months ended September 30, 2011 was $ 0 million compared to provision for income taxes for the three months ended September 30, 2010 of $ 1.5 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended September 30, 2011 and 2010.

Net Income.   SC Coke recorded net loss of $ 5 million for the three months ended September 30, 2011 compared to net income of $4 million for the three months ended September 30, 2010.  The decrease was primarily attributed to cost of raw material.

Results of Operations

Nine Months ended September 30, 2011 Compared to the Nine Months ended September 30, 2010

Revenues.  During the nine months ended September 30, 2011, the primary business of production and sale of coke and tar has contributed 91% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the nine months ended September 30, 2011 and 2010, contributed by its primary products of coke and tar , were as follows:

	Revenues
	Coke	Tar	Total
Revenues
nine months ended September 30 2011	$255,303,274	$20,574,583	$275,877,857
nine months ended September 30 2010	183,038,005	16,494,057	199,532,062
Increase (decrease)	$72,265,269	$4,080,526	$76,345,795
% Increase (decrease)	39%	24%	38%
As Percentage of Total Revenues
nine months ended September 30 2011	84%	7%	91%
nine months ended September 30 2010	85%	7%	92%
Quantity Sold (metric tons)
nine months ended September 30 2011	989,243	45,374	1,034,617
nine months ended September 30 2010	782,115	41,038	823,153
Increase (decrease)	207,128	4,336	211,464
% Increase (decrease)	26%	10%	25%
Average Price Per Ton
nine months ended September 30 2011	$258	$453
nine months ended September 30 2010	234	402
Increase (decrease)	$24	$51
% Increase (decrease)	10%	12%

Revenues for the nine months ended September 30, 2011 increased substantially from the revenues for the nine months ended September 30, 2010. The increase was a result of product capacity increase.

Sales volume of coke for the nine months ended September 30, 2011 increased over the comparable period in 2010 by 26% (from 989,243tons to 782,115 tons); and over the same period, tar sales volume increased by 10% (from 45,374 tons to 41,038 tons).

When compared with the same period of 2010, average sales price per ton for coke increased from $234 to $258 and tar increased from $402 to $453, for the nine months ended September 30, 2011.  Contribution as a percentage of total revenues for coke and tar remained at approximately 91% and 92% in the year 2011 and 2010.

Secondary Products

SC Coke’s secondary product revenues for the nine months ended September 30, 2011 and 2010 were as follows:

	Medium	Crude
	Coal	Benzol	Amsulfate	Coal Gas	Refined coal	Coke Grain	Coke Powder	Others	Total
Revenues
nine months ended September 30 2011	$764,599	$11,438,759	$1,603,360	$3,898,367	$1,180,342	$1,247,049	$9,172,337	$1,158,229	$30,463,042
nine months ended September 30 2010	3,134,356	7,436,342	569,737	3,987,050	7,686,216	793,790	6,251,355	624,332	30,483,178
Change	$-2,369,757	$4,002,417	$1,033,623	$-88,683	$-6,505,874	$453,259	$2,920,982	$533,897	$-20,136
% Change	-75%	53%	181%	-2%	-85%	57%	47%	86%	0%
As% of Total Revenues
nine months ended September 30 2011	0.25%	3.73%	0.52%	1.27%	0.39%	0.41%	2.99%	0.38%	9.94%
nine months ended September 30 2010	1.36%	3.23%	0.25%	1.73%	3.34%	0.35%	2.72%	0.27%	13.25%

Along with the increase in coke production and sales, the total revenue of our secondary products significantly decreased to $30.463 million in the nine months ended September 30, 2011 from $30.483 million in the nine months ended September 30, 2010, which was a decrease of 0.0006%.  Revenue contribution from secondary products as a percentage of total revenues decreased from 13.5% in the nine months ended September 30, 2010 to 8.3% in the nine months ended September 30, 2011.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $194 million in the nine months ended September 30, 2010 to $285 million in the nine months ended September 30, 2011.  The primary reasons for this increase were due to we become more experienced in our operation, we have been able to cut more costs and remain competitive. Gross profit decreased from $20 million in the nine months ended September 30, 2010 to $17 million the nine months ended September 30, 2011; and gross profit margin decreased from 9.4 % in the nine months ended September 30, 2010 to 5.7% in the nine months ended September 30, 2011, due to raw material cost increase.

Operating Expenses.  Operating expenses [increased/decreased] by [74] % from $[_7_] million in the nine months ended September 30, 2010 to $[13_] million in the nine months ended September 30, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased from $3 million in the nine months ended September 30, 2010 to $6.7 million in the nine months ended September 30, 2011.  General and administrative expenses [increased] from $4 million in the nine months ended September 30, 2010 to $6 million in the nine months ended September 30, 2011 due to currency inflation.

Other Income and Expense.   Other income for the nine months ended September 30, 2010 was $0.495 million compared to other income of $1.08 million for the nine months ended September 30, 2011 due to an work in process project.

Interest Income and Expense.  Interest expense for the nine months ended September 30, 2010 was $4 million compared to interest expense for the nine months ended September 30, 2011 of $12 million, due to an increase in bank notes payable during the period.  Interest income increased marginally by $0.9 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Provision for Income Taxes. Benefit for income taxes in the nine months ended September 30, 2011 was $ 0 million compared to provision for income taxes for the nine months ended September 30, 2010 of $ 2.5 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the nine months ended September 30, 2011 and 2010.

Net Income.   SC Coke recorded net loss of $ 5.7 million for the nine months ended September 30, 2011 compared to net income of $6.9 million for the nine months ended September 30, 2010.  The decrease was primarily attributed to cost of raw material.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2011 was $ 12,339,027 compared with net cash provided by operating activities for the three months ended September 30, 2010 of $32,083,699.  Net cash used by prepayment and other receivable was $ 3,521,649 for the three months ended September 30, 2011 compared with net cash used of approximately $19,785,724 for the three months ended September 30, 2010.  However, net cash provided by notes and accounts payable was $11,271,048 for the three months ended September 30, 2011 compared with net cash provided of $30,459,669 for the three months ended September 30, 2010.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $ 51,954,783 compared with net cash provided by operating activities for the nine months ended September 30, 2010 of $72,907,762.  Net cash used by prepayment and other receivable was $ 22,256,982 for the nine months ended September 30, 2011 compared with net cash used of approximately $19,785,724 for the nine months ended September 30, 2010.  However, net cash provided by notes and accounts payable was $91,516,359 for the nine months ended September 30, 2011 compared with net cash provided of $75,434,208 for the nine months ended September 30, 2010.

Net Cash Used in Investing Activities

 Net cash used in investing activities was $3,688,444for the three months ended September 30, 2011 as compared to only $40,065,427 for the three months ended September 30, 2010. We have invested in building our infrastructures and increased in restricted cash .

Net cash used in investing activities was $83,846,686 for the nine months ended September 30, 2011 as compared to only $81,979,065 for the nine months ended September 30, 2010. We have invested in building our infrastructures and increased in restricted cash.

Net Cash Provided by Financing Activities

Net cash used by financing activities in the three months ended September 30, 2011 was $ 6,184,690 compared with net cash provided in financing activities of $5,431,963 for the three months ended September 30, 2010.  In the nine months ended September 30, 2011, SC Coke repaid loans of $ 34,817,708

Net cash provided by financing activities in the nine months ended September 30, 2011 was $ 23,327,804 compared with net cash provided in financing activities of $7,864,397 for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, SC Coke repaid loans of $ 178,619,250

Capital Resources

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

On September 30, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group)Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the nine lenders.

On September 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on September 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.  As of December 30, 2010, total loans payable were $51.7 million (excluding the related party loan from SC Coke’s sole director), all of which are short term and payable in the next 12 months.  These loans have interest rates ranging from 5.30% to 12.12%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 0% to 100% of the bank notes issued.  Bank notes payable outstanding at September30, 2011 was $199.7illion.

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

Capital Expenditures

During the nine months ended September 30, 2011, SC Coke made capital expenditures of $ 20 million. During the nine months ended September 30, 2010, SC Coke made capital expenditures of $ 3.6 million

Additionally, SC Coke intends to invest in the building of additional coking production capacity of 1.3 million tons, which is expected to be commissioned in 2011.  The testing and full ramp-up of this production capacity is anticipated to be completed in 2011.

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

Foreign Currency Translation Gains and Losses

During nine months ended September 30, 2011, SC Coke recognized a foreign currency translation gain of $ 1.38 million as compared to a foreign currency translation gain of $0.77million for the nine months ended September 30, 2010 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

Bank Notes Receivable/Payable

Banks in China commonly issue bank notes to companies for transactional purposes. The bank notes do not have a stated interest rate, but may be redeemed by the holder at a discount before the maturity date. The requirements by the banks vary, but the usual transaction will require the borrowing company to pay approximately 50% of the bank note upon issuance and deposit the remaining 0% to 100% with the bank as restricted funds. The amount of money required depends on bank policy and the credit rating of the requesting company. The notes are settled at maturity, which is usually between three to nine months.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the nine months ended September 30, 2011 and 2010. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest, which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

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

Income Taxes

SC Coke accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740) (formerly SFAS 109 Accounting for Income Taxes). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We adopted accounting policies in accordance with GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities recorded during the nine months ended September 30, 2010. We adopted the provisions of ASC 740, Income Taxes, on January 1, 2009. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Recent Accounting Pronouncements

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 in September 2009, which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in our consolidated financial statements, all references made to generally accepted accounting principles in the United States (GAAP) use the new Codification numbering system prescribed by the FASB. The adoption of this standard did not have an impact on our results of operations or financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL)

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: November 21, 2011	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer (Principal Financial and Accounting Officer)