Form 10-K
period 2011-12-31
BIRCH BRANCH INC
filed 2012-03-30
CIK 857872

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-126654

BIRCH BRANCH, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-1124170
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

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

As of March 28, 2012, the registrant has 32,047,222 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

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

Market Summary

The Chinese coking industry is also a regionalized business where supply of raw materials and the demands for coke become uneconomical at long distances as transportation costs become prohibitive.  SC Coke estimates that supply of raw materials and demand for coke to be delivered by truck transportation is uneconomical beyond 800 kilometers (approximately 500 miles); and access to and delivery by rail becomes a critical competitive factor.  SC Coke is located in close proximity to the main coal mining provinces of Shanxi and Henan in China and has a private railway line, approximately 1.7 kilometers (approximately 1 mile) in length, which provides connection to the national railway network.

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

Principal Products

Our principal products are “refined coal” (which is coal processed by coal washing) and coke (which results from the blending of various types of refined coal and subsequently heating such mixed refined coal at high temperatures in a brick oven to produce coke).   The majority of refined coal is used by us in our coke manufacturing process.  Metallurgical coke is primarily used in iron and steel manufacturing.  Over the past three years, refined coal and coke have contributed an average of approximately more than 80% of our annual revenues.  SC Coke also sells medium coal and coal slurry (which are byproducts produced from its refined coal process), tar, crude benzol and ammonium sulfate (“amsulfate”) (which are byproducts produced from its coke manufacturing process) and both sell and use coal gas to provide electricity for its internal operations (which is a byproduct produced from its coke manufacturing process).  During the fiscal year ended December 31, 2011, SC Coke produced approximately 1,104,227 metric tons (“tons”) of coke, 673,765 tons of refined coal (inclusive of Longdu), 51,056 tons of tar, 13,673 tons of crude benzol, 11,949 tons of amsulfate and 450 million cubic meters of coal gas.

Description of Operations

Production Process

Our production process is described as follows:

SC Coke is based in the Henan Province in the central part of China.  SC Coke’s operations are located in Tongye Town, Anyang County, Henan Province, PRC, which is 40 kilometers from Anyang City.  SC Coke and Longdu purchase raw coal from numerous mines and suppliers deliver coal to SC Coke’s facilities in Tongye Town and Longdu’s facility in Matoujian Town, where the coal is processed, through a coal washing process, to obtain refined coal which is used by SC Coke to make coke or is sold to third parties.  The production of refined coal also results in two byproducts - medium coal and coal slurry.  The coke produced by SC Coke is either loaded onsite onto railcars on its private rail line and transported to customers through the connected national railway system or loaded onto trucks and transported to customers by highway.  Byproducts of the coking process are either sold to customers or recycled for consumption by SC Coke.  The tar gas emitted during the coking process results in four byproducts - tar, crude benzol, amsulfate, and coal gas.  Coal gas is also consumed internally by SC Coke, providing an energy source for its ovens, and is utilized to produce electricity through onsite electric power generators to provide electricity for SC Coke’s operations.  Excess coal gas remaining is then piped and sold to Angang Steel.

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

In 2011, SC Coke has completed the construction of a Coke Dry Quenching (“CDQ”) facility which allows SC Coke to reduce emissions, generate Certified Emission Reductions (“CER”) which can be sold, and potentially improves the coke quality, and so that it can possibly produce Grade I metallurgical coke.  The CDQ facility expansion is discussed in additional detail under “Expansion Plans” below.

SC Coke’s current annual production capacity is approximately 1.3 million tons.

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

SC Coke currently produces coke onsite from a series of five coke ovens with an annual capacity of up to approximately 1.3 million tons.  SC Coke produces coke between the size of 25 to 40 millimeters which complies, and is consistent, with the Chinese national specifications for Grade II coke.  Such coke must comply with the following national standards:

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

SC Coke’s annual production volumes of coke for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, were approximately as follows:

Annual
Fiscal	Production
Year	(Tons)

2007	514,820

2008	545,643

2009	722,175

2010	1,104,227

2011	1,286,861

Refined Coal

Raw coal contains impurities, such as shale, that require separation to obtain refined coal.   Both water-based jig and dense medium separation washing processes are used to produce refined coal.  The water-based jig process relies on the use and flow of water to separate coal from shale as they have different densities; it is a more conventional process that has the advantages of requiring simpler equipment and a faster process, which enables large scale production.   We are permitted by the local government to utilize underground water at their sites.  In contrast, the dense medium separation process is a newer technology that has the advantage of higher recovery rates and a smaller area required for operations.  Dense medium separation utilizes the differences in the densities of coal and shale, which when processed, allows the coal, which is lighter, to be separated from the heavier shale.

Approximately 1.3 tons of raw coal yield 1 ton of refined coal.  We use refined coal to produce Coke, and we sold unused refined coal, if any, to customers. In fiscal year 2011, SC Coke consumed approximately 1,692,919 tons of refined coal (from internal production and external purchase).   In addition to refined coal, the coal-washing process produces two byproducts:

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

SC Coke’s annual production volumes of refined coal for the fiscal years ended December 31, 2007, 2008, 2009, 2010, and 2011, were approximately as follows:

Annual
Fiscal	Production
Year	(Tons)

2007	810,186

2008	555,316

2009	595,518

2010	673,765

2011	708,574

Coke Byproducts

Tar

Tar is an ingredient of asphalt, and is commonly used in the treatment of psoriasis, as an ingredient in certain disinfectants and for roofing and insulation applications.

SC Coke’s annual production volumes of tar for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	10,024

2008	19,105

2009	42,103

2010	51,056

2011	55,724

Amsulfate

Amsulfate is used mainly as an agricultural fertilizer and can also be used in garment manufacturing, and in the leather and medical industries.  SC Coke’s annual production volumes of amsulfate for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	4,935

2008	6,536

2009	8,555

2010	11,949

2011	16,235

Crude Benzol

Crude benzol is a base material which, when further processed, can produce products such as benzene.  Derivative products made from crude benzol are used in dyes, pesticides, spice production, solvents or bonds in paint making, paint spraying, shoemaking, and furniture manufacturing.  SC Coke’s annual production volumes of crude benzol for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, were approximately as follows:

Annual Production
Fiscal Year	(Tons)

2007	1,671

2008	1,557

2009	7,915

2010	13,673

2011	17,573

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

SC Coke’s annual production of coal gas for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, were approximately as follows:

Annual Production
(Million Cubic
Fiscal Year	Meters)

2007	214

2008	227

2009	300

2010	450

2011	460

Electricity Generation

Electricity that is generated by SC Coke is used to power SC Coke’s operations at its plant.  SC Coke estimates that the replacement cost of this electricity, if it had to be purchased from the state-owned utility, would be in excess of $800,000 (based on usage and prices in 2009) per year.  For the fiscal year ended December 31, 2011, SC Coke generated approximately 11, 638, 108 kilowatt-hours of useable electrical power for self consumption.  In 2011, SC Coke consumed approximately $1,947,586 of electricity from the state electricity grid.

Expansion Plans

In December 2009, SC Coke started construction on the two additional 5.5 meter coke ovens. The total cost of such plant expansion is substantial and we expect to construct the facilities with the funds financed by debt and/or equity financings and internally generated cash flow. To date, SC Coke has not completed the construction. If additional financing is not obtained, SC Coke may need to reduce, defer or cancel its expansion plans.

In 2011, SC Coke has completed its construction of the CDQ facility.  Previously, SC Coke utilized water quenching, and the water containing coke dust vaporizes and is released into the atmosphere.  In the CDQ facility, red-hot coke will be cooled by gas circulating within an enclosed system, thereby preventing the release of airborne coke dust. The thermal energy of the red-hot coke, which is lost in the conventional system, will be collected and reused as steam to be used as heat and to generate electricity in the CDQ system.  This technology uses less fossil fuel and results in lower carbon dioxide emissions.  The CDQ project has received approval from the PRC government and has been designated a Clean Development Mechanism project by the Chinese government, which qualifies for CERs.  The cost of constructing this facility approximately $30 million. Because the CDQ is an environmental conservation project, a portion of the total cost of the project is expected to be provided pursuant to grants by the Chinese government.  , SC Coke has received grants in the amount of approximately $1.1 million for the CDQ facility construction.   See discussion below under the heading “Clean Development Mechanism.”

An additional benefit of the CDQ facility is that it allows SC Coke to reduce emissions, generate Certified Emission Reductions which can be sold, and potentially improves the coke quality, and so that SC Coke can possibly produce Grade I metallurgical coke. However, there is no assurance that the CDQ facility will, by itself, enable SC Coke to produce Grade I metallurgical coke.

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

Suppliers

SC Coke purchased raw coal and refined coal from unrelated external suppliers. In fiscal year of 2011, the top four suppliers of the company were: Yizhong Energy Group, ZaoZhuang Mining (Group) Co., Ltd., Xuzhou Yuantong Burning Co., Ltd., and Hebi Fuyuan Coke Co., Ltd. The first three suppliers each accounted for at least 10% of the company’s total purchases.

Generally, SC Coke’s suppliers contract for its main raw materials, on a monthly basis with monthly renewals.  The prices and volumes fluctuate each month, and prices are based on then-prevailing market conditions.  Purchases from most suppliers require 100% advance payments.

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

In fiscal year 2011, SC Coke’s top five major customers, aggregately, accounted for approximately 85.7% of its revenues, among which are Henan Fengbao Steel Co., Ltd., Changzhou zhongfa Iron Co., Ltd, Zhejiang Huatuo Engergy Co., Ltd, Shagang Group Anyang Yongxing Iron & Steel Co., Ltd. and Anyang xinpu Iron & Steel Co., Ltd.

SC Coke’s largest coke customer was Henan Fengbao Steel Co. Ltd., which accounted for 22.58% of coke revenue sales in 2011.  SC Coke’s top five coke customers accounted for approximately 65% of coke revenue sales in 2011.

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

Transportation and Distribution

SC Coke owns and operates a private rail track approximately 1.7 kilometers in length that connects SC Coke’s plant to the Chinese national railway system at the Henan An-Li Railway Lizhen Railway Station.  Refined coal and coke are loaded from SC Coke’s platform onto railcars to be transported to customers primarily in Central Eastern China, which includes the provinces of Hebei, Henan, Shandong, Hubei, Anhui, Guangdong, Jiangsu and Zhejiang.  SC Coke also transports its products to customers by truck.  In 2011, approximately 60% of SC Coke’s product sales were delivered to customers by railway network and 40% of products were delivered by road transportation.

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

SC Coke is primarily a coke producer and intends to continue to expand its coke production volumes and internal consumption of refined coal.  Refined coal sales as part of SC Coke’s total revenue has been declining since 2007 and decreased to 0 in year 2011 when all the refined coal produced by SC Coke was used internally for its coke production.  .  As such, SC Coke’s main competitors are now, and likely to be for the foreseeable future, coke producers.

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

Coal Business

According to the Coal Trading Supervision Regulation issued by the National Development and Reform Commission, any enterprise engaging in the business of the sale of coal, washed and selected coal products, and processing and sale of coal for civilian use is required to obtain a Coal Trading Qualification Certificate, which is valid for three years and may be renewable upon application 30 days before expiration.  Currently, SC Coke holds a valid Coal Trading Qualification Certificate, which expires June 30, 2012. .

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

On May 10, 2010, the Environmental Protection Bureau of Anyang County (the “EPBAC”) issued an environmental protection administrative penalty notice to SC Coke for the construction of five coke ovens and related facilities without obtaining the approval of an environmental impact assessment and ordered SC Coke to stop construction and imposed a fine from approximately $7,310 to $29,240.  SC Coke has been exempted from the administrative penalty.

Other than as described above, SC Coke has conducted environmental impact assessments for its current production projects, which have been approved by the relevant environmental protection administrative authorities.

Pollution Emission

According to the Tentative Plan of Pollution Emission License issued by the State Administration of Environment Protection (currently the Ministry of Environment Protection), on January 2, 2004, the local environmental protection government department may issue a pollution emission license for a period of two years.  However, there is no formal legislation concerning the pollution emission license.  In practice, enterprises will apply for a new pollution emission license to the local environment protection government department prior to the permit’s expiration. A pollution emission license is valid for two years and may be renewed after application and on-site examination as needed by the relevant authority.  Currently, SC Coke has a pollution emission license issued by the Environmental Protection Bureau of Henan Province which expires on August 14, 2012.

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

Employees

We currently have approximately 1625 employees, of which approximately 153 are professional technicians who possess national professional certification within their area of expertise, including such areas as high pressure coke oven operators, heavy equipment and crane operators and chemical, civil and electrical engineers.  Of the total employees, 1215 are employed in our plant while 377 employees serve in administrative and executive services capacities.  Our sales department currently has approximately 33employees, of which 12 are responsible for customer accounts and relationships.

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

SC Coke’s customer base for its primary products, which contribute a high percentage of revenues, has been highly concentrated.  As of December 31, 2011, SC Coke’s top five customers for its primary products contributed approximately 85.69 % of its sales revenue, while its largest customer contributed approximately 22.58% of its sales revenue.  SC Coke’s total number of customers is relatively concentrated and limited, and any adverse developments to any one of their business operations, or any material breach, termination or non-renewal of agreements by such customers, could have an adverse impact on SC Coke's business, operating results and financial condition.

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

SC Coke produces coke using coke ovens which are made of brick.  Since the bricks must be maintained at a relatively constant temperature, any prolonged significant reduction in the temperature could permanently damage the coke ovens.  Accordingly, in the event demands for SC Coke’s products were to decrease, SC would be unable to stop production, even if such production is uneconomical.

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

SC Coke is currently in the process of expanding its plant and may undertake additional expansion projects in the future.  SC Coke anticipates that it will be required to seek additional financing in the future to fund current and future plant construction and expansion projects and may not be able to secure such financing on favorable terms, if at all.  If additional financing is not obtained, SC Coke may need to limit, defer, or cancel its expansion plans.  In addition, projects may not be able to be completed on time as a result of natural disasters, weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond SC Coke’s control.  Even if plant construction and expansion projects are completed, the total costs of the projects may be higher than anticipated and the performance of SC Coke's business following the completion of any projects may not meet expectations.  Also, SC Coke may not be able to continue to meet the requirements for incentives granted by the PRC government or such programs could be modified or eliminated altogether. Further, SC Coke may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs.  Any of these or other factors could adversely affect SC Coke's ability to realize the anticipated benefits from the plant construction and expansion projects.

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

From time to time, SC Coke provides guarantees of loans and other obligations for other, unrelated local enterprises.  As of March 30, 2012 SC Coke had t thirteen guarantees of approximately $ 123 million in total principal outstanding with a one-year term..  SC Coke’s potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Since banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including SC Coke, have mortgaged and pledged all of their available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by SC Coke are joint liability guarantees, which provide that when the debtor defaults, the bank can request SC Coke to pay the total debt outstanding without first enforcing its rights against the debtor.  Although SC Coke may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, SC Coke's evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave SC Coke exposed for obligations that SC Coke has guaranteed which could have a materially negative impact on the ongoing business of SC Coke.

SC Coke’s current debt and other obligations, including amounts it may be liable for under guarantees, may harm its financial condition and results of operations.

SC Coke’s total consolidated short- and long-term debt as of March 30, 2012 was $ 69.68 million.  SC Coke’s level of indebtedness could result in the following:

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

As of March 30, 2012, SC Coke had thirteen guarantees of approximately 123 million in total principal outstanding with a one-year term. .

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

SC Coke is also required to conduct an environmental impact assessment for the expansion project and file such assessment with the local government.   SC Coke has finished the environmental impact assessment in year 2011, but we cannot assure you that SC Coke can make the filing and/or obtain the requisite approval for the environmental impact assessment in a timely manner.  Any failure by SC Coke to make the filing and obtain the approval for environmental impact assessment for expansion may delay the construction of such expansion and subject SC Coke to a fine of approximately $7,310 to $29,240 if SC Coke commences construction of expansion without conducting environmental impact assessment, and as a result may have a material adverse effect on SC Coke's business expansion.

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

As of December 31, 2011, SC Coke had no overdue enterprise income taxes.  .   As of the date of this current report, SC Coke has not been notified by a tax authority to pay any underpaid taxes nor, to the knowledge of SC Coke, has any tax authority commenced collection or enforcement measures.

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

Because SC Coke is based in China shareholders may have greater difficulty in obtaining information about SC Coke on a timely basis than would shareholders of an entirely U.S.-based company.  SC Coke’s operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about SC Coke from sources other than SC Coke itself.  Information available from newspapers, trade journals, or local, regional or national regulatory agencies will not be readily available to shareholders.  Shareholders will be dependent upon SC Coke’s management for reports of SC Coke’s progress, development, activities and operations.

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

Holders

As of March 28, 2012 in accordance with our transfer agent records, we had 369 shareholders of record holding 32,047,222 shares of our common stock.

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

Because of our reliance on coal, SC Coke acquired an equity ownership interest in a coal mine.  Although SC Coke has developed multiple sources of coal supplies and long term relationships with its coal suppliers, because of the PRC government policies of encouraging consolidation in the coal mining industry, SC Coke may continue to invest in coal mines, if, when and where opportunities are available and the terms of such investments are economically attractive.The PRC government recently adopted policies to encourage consolidation in the PRC coal mining industry whereby smaller and inefficient coal mines have been shut down.  Similarly in the iron and steel industries, which are SC Coke’s main customers, companies have been merged and consolidated by the government.  We believe that the coke manufacturing industry may face similar consolidation pressures in the future.  Accordingly, SC Coke intends to continue its capacity expansion to maintain its competitive positioning.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues.  Total revenues during the year ended December 31, 2011 were $389,174,750, as compared to total revenues of $ 302,274,783 during the year ended December 31, 2010, an increase of $86,899,967 or approximately 28.7%. During the year ended December 31, 2011, the primary business of production and sale of coke has contributed 84 % of SC Coke’s total revenues. On the other hand, the sales of refined coal decreased to zero. The reason for the zero sales from the refined coal during this fiscal year is as the following: refined coal is a raw material for coke production, as coke production increased, our internal consumption of refined coal increased, which reduced the amount of SC Coke’s own refined coal available for external sales.

Primary Products

Our Revenues from the sales of coke during the year ended December 31, 2011 increased to $333,590,573, compared to $252,016,350 during the year ended December 31, 2010, an increase of $81,574,223 or approximately 32.36%. The increase in coke sales was primarily due to the increasing demands for coke from various steel mills in and near Henan Province where our main facilities and head quarter office locate.

SC Coke’s revenues from the sales of our primary products during the year ended December 31, 2010 and 2011 were as follows:

	Revenues
	Coke	Refined Coal	Total
Revenues
Fiscal 2010	$243,299,262	$8,717,088	$252,016,350
Fiscal 2011	333,590,573	0	333,590,573
Increase (decrease)	$90,291,311	$-8,717,088	$81,574,223
% Increase (decrease)	37%	-100%	32.36%
As Percentage of Total Revenues
Fiscal 2010	75.97%	2.72%	78.69%
Fiscal 2011	85.7%	0%	85.7%
Quantity Sold (metric tons)
Fiscal 2010	1,104,227	48,927	1,153,155
Fiscal 2011	1,286,861	0	1,286,861
Increase (decrease)	182,634	-48,927	133,706
% Increase (decrease)	16.5%	-100%	11.6%
Average Price Per Ton
Fiscal 2010	$220.33	$178.16
Fiscal 2011	259.23	204.18
Increase (decrease)	$38.9	$26.02
% Increase (decrease)	17.66%	14.6%

Sales volume for coke benefited from the sale volume increase, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales.  Sales volume for the year ended December 31, 2011 increased over the comparable period in 2010 by 16.5% (from 1,104,227 tons to 1,286,861 tons); and over the same period, refined coal sales volume decreased by 100% (from 8,717,088 tons to 0 tons).

Product unit price for both coke and refined coal benefited from the global economic recovery.  Compared with the same period of 2010, the average sales price for coke increased from $220.33 per ton to $259.23 per ton and the average sales price for refined coal increased from $178.16 per ton to $204 per ton for the year ended December 31, 2011.  The percentage of coke sales in SC Coke’s total revenues increased slightly from 78.7% in year 2010 to 84% in year 2011.

Because of the increase in both product unit price and sales volume, revenues generated from coke sales increased from $252 million for the year ended December 31, 2010 to $333 million for the year ended December 31, 2011.

Secondary Products

SC Coke’s secondary product revenues for the year ended December 31, 2011 and 2010 were as follows:

	Medium Coal	Crude Benzol	Amsulfate	Coal Gas	Tar	Coke Grain	Coke Powder	Others	Total
Revenues
Fiscal 2010	$3,326,215	$9,207,156	$988,395	$5,410,145	$20,013,070	$963,448	$9,289,319	$19,060,684	$68,258,433
Fiscal 2011	0	14,489,710	2,179,696	4,972,393	24,540,194	1,780,648	7,621,536	0	55,584,177
Change	$-3,326,215	$5,282,554	$1,191,301	$-437,752	$4,527,124	$817,200	$-1,667,783	$-19,060,684	$-12,674,256
% Change	-100%	57%	120%	-8%	22.6%	84.8%	-18%	-100%	-18.6%
As% of Total Revenues
Fiscal 2010	1.04%	2.87%	0.31%	1.69%	6.25%	0.30%	2.90%	5.95%	21.31%
Fiscal 2011	0%	3.67%	0.06%	1.26%	6.22%	0.45%	1.96%	0%	14.47%

Despite the increase in coke production and sales, the total revenue of our secondary products decreased to $55.6 million in the year ended December 31, 2011 from $68.3 million in the year ended December 31, 2010, a decrease of 18.6%.  Revenue contribution from secondary products as a percentage of total revenues decreased from 21.31% in the year ended December 31, 2010 to 14.47 % in the year ended December 31, 2011.  This decrease in the percentage of revenues contributed by secondary products was primarily from the decrease in the sales of medium coal and others byproduct.

Of the secondary products, the largest contributor to revenue was tar sales.  Tar sales increased by 22.6% from $20 million during the year ended December 31, 2010 to $24.5 million during the year ended December 31, 2011.  Crude benzol sales also experienced a large increase, from $9 million for the year ended December 31, 2010 to $14.4 million for the year ended December 31, 2011.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs. During the year of 2011, we contracted with unrelated local suppliers for the raw materials including the raw coals and refined coals. Cost of goods sold increased from $276 million in the year ended December 31, 2010, by 38.3%, to $382 million in the year ended December 31, 2011.  The primary reasons for this increase were due to the increased raw material costs. Compared to fiscal year of 2010, the average price for the raw materials in the year of 2011 increased approximately by $ 45 per ton, or 25%.  As a result, the gross profit decreased from $26 million during the year ended December 31, 2010 to $7 million during the year ended December 31, 2011. Due to an increase in the average cost of raw materials, gross profit margin decreased from 8.6% in the year ended December 31, 2010 to 1.84% in the year ended December 31, 2011.

Operating Expenses.  Operating expenses increased by 120% from $11.2 million in the year ended December 31, 2010 to $24.7 million in the year ended December 31, 2011.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses increased marginally from $4.9 million in the year ended December 31, 2010 to $8.4 million in the year ended December 31, 2011. Such increase in sales and marketing expenses caused the increase in our sales of primary product of coke in the year of 2011.  General and administrative expenses increased from $6.2 million in the year ended December 31, 2010 to $16.3 million in the year ended December 31, 2011. Such increase was primarily attributable to added G&A expenses in 2011 due to: the inventory price adjustment (approximately $1.2 million), allowance for bad debt (approximately $2.6 million), and the company’s payment to the consultant (approximately $2.6 million) for its financial consulting services rendered.

Interest Income and Expense.  Interest expense for the year ended December 31, 2010 was $8.5 million and increased to $18.2 million for the year ended December 31, 2011. Such increase was due to an increase in bank notes payable during the period.  As of December 31, 2011, our outstanding bank notes payable increased to $186,890,191, compared to $120,118,576 as of December 31, 2010. Meanwhile, our interest income increased marginally by $1.6 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Total Other Income (Expense).   Due to an increase in interest expense as discussed above, our total other expense increased from $5.3 million for the year ended December 31, 2010 to $14.5 million for the year ended December 31, 2011.

Gain on Investment.  Gain on investment for the year ended December 31, 2011 was $0.2 million compared to $0.1 million for the year ended December 31, 2010.

Provision for Income Taxes.  Provision for income taxes in the year ended December 31, 2010 was $2.6 million compared to a zero provision for income taxes for the year ended December 31, 2011. .  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the year ended December 31, 2010 and 2011.

Net Income.   SC Coke recorded a net loss of ($32) million for the year ended December 31, 2011 compared to net income of $7 million for the year ended December 31, 2010.  The decrease was primarily attributed to the combined effects of approximately$19 million decrease of gain on gross profit as a result of increased cost of our main raw material; and the $10 million increase of interest expense incurred as a result of the increased amount of bank notes payable during the fiscal year of 2011.

Liquidity and Capital Resources

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $52 million compared with $157 million for the year ended December 31, 2010 .  Net cash provided by customer deposits and notes receivable was $13.9 million for the year ended December 31, 2011 compared with net cash provided by customer deposits of approximately decrease $17.5 million for the year ended December 31, 2010.  However, net cash provided by notes and accounts payable was $84 million for the year ended December 31, 2011 compared with net cash provided by $88 million for the year ended December 31, 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $94.3 million compared to $100 million for the year ended December 31, 2010.  The primary reason for the increase was that the restricted cash increased by $12.5 million from $38.6 million for the year ended December 31, 2010 to $51.1 million for the year ended December 31, 2011.The construction in progress also increased by $6.2 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the year ended December 31, 2011 was $34.2 million compared with net cash used in financing activities of $53.8 million for the year ended December 31, 2010.  In the year ended December 31, 2011, SC Coke has no repaid loans.

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

On March 31, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group)Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the three lenders. On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements.  The growth of SC Coke has been dependent on financings to meet its liquidity, working capital and expansion expenditures.   As of December 31, 2011, total loans payable were $72.8 million (excluding $70.2 million related party loan from SC Coke’s sole director), among which $69.7 million was short term and payable in the next 12 months, and $3.1 million was long-term loan due on March 23, 2012.  These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes payable outstanding at December 31, 2011 were $186.9 million.

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

Capital Expenditures

During the year ended December 31, 2011, SC Coke made approximately additional capital expenditures of $40 million.  Such additional capital expenditures were primarily used for the purchases of coking equipment, upgrades and improvements to its coke production facilities.

Foreign Currency Translation Gains and Losses

During the year ended December 31, 2011, SC Coke recognized a foreign currency translation gain of $1.22 million, as compared to a foreign currency translation gain of $0.77million for the year ended December 31, 2010 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

As of December 31, 2011, SC Coke guaranteed the obligations of eleven companies of approximately $ 123 million in total principal outstanding. Of the aforementioned guarantees, six of the thirteen companies have, in turn, guaranteed debts of approximately $57,897,466 on behalf of SC Coke at December 31, 2011. SC Coke has not historically incurred any losses due to such debt guarantees. Although the Company has determined that the fair value of the guarantees is immaterial, SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Birch Branch, Inc.

Audited Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Birch Branch, Inc.

Contents	Page

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets	1-2

Consolidated Statements of Operations	3

Consolidated Statements of Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-29

49

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Birch Branch, Inc.

We have audited the accompanying consolidated balance sheets of Birch Branch, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Branch, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 16, 2012	Certified Public Accountants

Birch Branch, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

		12/31/2011	12/31/2010
	Note	(audited)	(audited)
Assets
Current assets:
Cash	2D	$2,704,987	$9,213,760
Restricted cash	2E	142,168,060	91,017,450
Bank notes receivable	2F	145,162	4,335,785
Trade receivables	2G, 3	15,822,298	28,150,931
Other receivables	4	7,514,142	11,548,983
Related party receivables	16	1,148,900	4,752,208
Inventories	2H, 5	50,042,822	59,822,024
Advances to suppliers and prepayments	6	68,802,754	52,006,509
Security Deposits		3,301,491	4,764,209
Total current assets		291,650,616	265,611,859

Non-current assets:
Property, plant and equipment, net	2I, 7	68,927,116	70,056,271
Construction in Progress	2J, 8	83,621,292	50,727,936
Intangible assets, net	2K, 9	870,903	935,661
Long-term investments	2L, 10	24,352,460	20,200,106
Total non-current assets		177,771,771	141,919,974

Total assets		$469,422,387	$407,531,833

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	11	186,890,191	120,118,576
Short term bank loans	12	66,538,879	50,213,255
Accounts payable		68,841,304	51,021,652
Accrued liabilities		660,695	287,899
Taxes payable		12,199,742	11,560,614
Other payable	13	9,179,612	44,942,564
Long term bank loans, current portion	12	3,142,331	-
Capital lease obligation, current portion	18	4,087,562	1,455,414
Customer deposits		8,202,109	5,486,463
Total current liabilities		359,742,425	285,086,437

Non-current liabilities:
Notes payable to related party	14	70,190,769	64,141,201
Forgivable loans	15	6,235,959	5,192,184
Long term bank loans	12	3,142,332	-
Capital lease obligation, non-current portion	18	11,509,361	3,620,470
Total non-current liabilities		91,078,421	72,953,855
Total liabilities		450,820,846	$358,040,292

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

	12/31/2011	12/31/2010
	(audited)	(audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 shares issued and outstanding as of December 31, 2011 and 2010	6,963,403	6,963,403

Statutory reserve	234,683	234,683
Retained earnings	6,369,358	38,499,365
Accumulated other comprehensive income	4,594,559	3,366,695
Non-controlling interest	439,538	427,395
Total stockholders’ equity	18,601,541	49,491,541

Total liabilities and equity	$469,422,387	$407,531,833

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	Note	12/31/2011	12/31/2010
Revenues	2R	$389,174,750	$302,274,783
Cost of revenues		382,015,408	276,126,696
Gross profit		7,159,342	26,148,087

Operating expenses:
Sales and marketing	2T	8,399,888	4,914,208
General and administrative		16,337,060	6,297,569
Total operating expenses		24,736,948	11,211,777

Income (loss) from operations		(17,577,606)	14,936,310

Other income (expense):
Interest income		2,794,896	1,130,207
Interest expense		(18,261,215)	(8,542,722)
Bad Debt Recovery/(Provision)		(2,618,147)	2,110,931
Other income		3,552,743	498,206
Other expense		(203,229)	(598,260)
Gain on investment		194,694	110,552

Total other income (expense)		(14,540,258)	(5,291,086)

Income (loss) before provision for income taxes	2U, 17	(32,117,864)	9,645,224

Provision for (benefit from) income taxes		-	2,618,202

Net income (loss)		(32,117,864)	7,027,022

Net income attributable to:
- Common stockholders		(32,130,007)	7,072,471
- Non-controlling interest		(12,143)	45,449

Earnings per share	22
- Basic		$(1.00)	$0.22
- Diluted		$(1.00)	$0.22

Weighted average shares outstanding
- Basic		32,047,222	32,047,222
- Diluted		32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Stockholders’ Equity

As of December 31, 2011 and December 31, 2010

(Stated in US Dollars)

						Accumulated
					Non-	Other
	Shares	Registered	Statutory	Retained	controlling	Comprehensive	Total
	Outstanding	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2010	31,506,750	$6,395,907	$234,683	$31,426,894	$472,844	$2,595,677	$41,126,005
Share compensation	540,472	567,496	-	-	-	-	567,496
Apportionment of loss to non-controlling interest	-	-	-	45,449	(45,449)	-	0
Net income	-	-	-	7,027,022		-	7,027,022
Currency translation adjustment	-	-	-	-	-	771,018	771,018
Balance at December 31, 2010	32,047,222	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

Balance at January 1, 2011	32,047,222	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541
Apportionment of loss to non-controlling interest				(12,143)	12,143
Net income				(32,117,864)			(32,117,864)
Currency translation adjustment						1,227,864	1,227,864
Balance at December 31, 2011	32,047,222	$6,963,403	$234,683	$6,369,358	$439,538	$4,594,559	18,601,541

	Twelve months	Twelve months	Accumulated
	12/31/2011	12/31/2010	Total
Comprehensive Income
Net income	$(32,117,864)	$7,027,022	$(25,090,842)
Other Comprehensive Income	-	-	-
Foreign currency translation adjustment	1,227,864	771,018	1,998,882
Total Comprehensive Income	$(30,890,000)	$7,798,040	$(23,091,960)

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	12/31/2011	12/31/2010
Cash flows from operating activities:
Net income (loss)	$(32,117,864)	$7,027,022
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Share based compensation	-	567,496
Depreciation and amortization	8,816,114	6,015,278
Bad debt expense	2,618,147	75,532

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	13,901,108	(17,467,781)
Decrease/(Increase) in Inventories	9,779,201	(27,395,704)
Decrease/(Increase) in Prepayments and other current assets	(9,158,095)	4,749,757
(Increase) in Security deposits	-	(4,764,209)
Increase/(Decrease) in Notes and accounts payable	84,591,267	88,694,267
Increase/(Decrease) in Other payables and current liabilities	(25,985,813)	99,505,806
Net cash provided by operating activities	52,444,065	157,007,464

Cash flows from investing activities:
(Increase) in Restricted cash	(51,150,610)	(38,612,920)
(purchase) of long-term investment in equities	(4,152,354)	(4,779,457)
Acquisitions of property, plant and equipment	(7,584,424)	(29,454,990)
(Increase) in Construction in progress	(32,893,356)	(26,696,177)
Acquisitions of Intangible asset	-	(973,054)
Withdrawal of LT deposit	1,462,718	-
Net cash used in investing activities	(94,318,026)	(100,516,598)

Cash flows from financing activities:
Net Proceeds of borrowings from bank and others	22,610,287	-
Net Repayment of bank borrowings and others	-	(52,720,849)
Proceeds/(Repayment) of capital lease obligation	10,521,040	(1,077,220)
Proceeds of Government forgivable loans	1,043,774	-
Net cash used in financing activities	34,175,101	(53,798,069)

Net (decrease) increase in cash	(7,698,860)	2,692,797

Effect of exchange rate changes	1,190,087	771,018

Cash at beginning of the period	9,213,760	5,749,945

Cash at end of the period	$2,704,987	$9,213,760

Supplemental disclosure of cash flow information:
Interest received	$2,794,896	$1,130,207
Interest paid	$(18,179,571)	$(8,254,823)
Income taxes paid	$(10,281,295)	$(2,618,202)

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

As of and for the years ended December 31, 2011 and 2010

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

As of and for the years ended December 31, 2011 and 2010

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

The Company regrouped certain accounts in the December 31, 2010 consolidated balance sheet to improve comparability with December 31, 2011 balance sheet line items. There was no impact on earnings as a result of the regrouping.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

As of and for the years ended December 31, 2011 and 2010

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

As of and for the years ended December 31, 2011 and 2010

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

At December 31, 2011, the Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during years ended December 31, 2011 and 2010.

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

As of and for the years ended December 31, 2011 and 2010

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

The following table presents the Company’s financial assets and liabilities in accordance with the hierarchy set forth in ASC 820-10:

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,704,987	$-	$-	$2,704,987
Restricted cash	142,168,060	-	-	142,168,060
Notes receivables	-	145,162	-	145,162
Total financial assets	144,873,047	145,162	-	145,018,209

Financial liabilities:
Notes payable	-	186,890,191	-	186,890,191
Total financial liabilities	$-	$186,890,191	$-	$186,890,191

In January 2008, the Company adopted ASC 825-10, Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of SC Coke’s current eligible financial assets or liabilities at fair value. ASC 825-10 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC 825-10 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. ASC 825-10 became effective January 1, 2008. The Company did not elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the year ended December 31, 2011.

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

As of and for the years ended December 31, 2011 and 2010

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

	12/31/2011	12/31/2010	12/31/2009
Period/year end RMB: U.S. Dollar exchange rate	6.3647	6.6118	6.8372
Average RMB: U.S. Dollar exchange rate	6.4735	6.7788	6.8408

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

T.    Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were immaterial for 2011 and 2010 and are included in sales and marketing expenses.

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

As of and for the years ended December 31, 2011 and 2010

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

The Company’s trade receivables as of December 31, 2011 and 2010, as well as the activity in the Company’s allowance for bad debts for the years then ended are set forth below:-

	12/31/2011	12/31/2010
Trade Receivables	20,093,732	$29,804,218
Less: Allowance for Bad Debt	4,271,434	1,653,287
Trade Receivables, net	15,822,298	28,150,931

Allowance for Bad Debts
Beginning Balance	1,653,287	3,618,626
Provision for bad debts	2,618,147	75,532
Less: Allowance write back because of bad debt recovery	-	(2,040,871)
Ending Balance	$4,271,434	$1,653,287

4.	Other Receivables

Other receivables at December 31, 2011 and 2010 are detailed in the table below.

	12/31/2011	12/31/2010
Project safety deposit	$110	$10,411
Non-collateralized, non-interest bearing loans to individuals receivable on demand	3,784,696	9,814,316
Others	3,729,336	1,724,256
	$7,514,142	$11,548,983

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

5.	Inventories

The components of the Company’s inventories as of December 31, 2011 and 2010 are as follows:-

	12/31/2011	12/31/2010
Raw materials	$1,588,832	$10,767,108
Work in process and semi-finished goods	19,162,264	44,736,578
Finished goods	29,291,726	4,318,338
Total inventories	$50,042,822	$59,822,024

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of December 31, 2011 and 2010 are as follows:-

	12/31/2011	12/31/2010
Construction projects prepayments	$-	$-
Prepayments for raw materials in operations	68,688,613	48,982,719
Prepaid taxes	114,141	3,023,790
	$68,802,754	$52,006,509

7.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:-

		Accumulated
12/31/2011	At Cost	Depreciation	Net
Buildings and plant	$35,576,186	$4,820,117	$30,756,069
Machinery and equipment	1,388,507	848,902	539,605
Electronic equipment	3,604,960	1,982,054	1,622,906
Vehicles	54,974,689	19,277,467	35,697,222
Wastewater treatment and environmental equipment	817,221	505,907	311,314
Total plant and equipment	$96,361,563	$27,434,447	$68,927,116

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Buildings and plant	$31,214,528	$2,724,146	$28,490,382
Machinery and equipment	52,145,602	13,736,261	38,409,341
Electronic equipment	970,225	272,652	697,573
Vehicles	3,660,104	1,650,989	2,009,115
Wastewater treatment and environmental equipment	786,680	336,820	449,860
Total plant and equipment	$88,777,139	$18,720,868	$70,056,271

Depreciation expenses related to plant and equipment were $8,713,579 and $5,977,886 for the years ended December 31, 2011 and 2010, respectively.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

8.	Construction in Progress

The components of the Company’s construction in progress are as follows:-

		Accumulated
12/31/2011	At Cost	Depreciation	Net
Construction in progress	72,661,191	-	72,661,191
Deposits for construction projects	10,960,101		10,960,101
Total Construction in progress	$83,621,292	-	$83,621,292

		Accumulated
12/31/2010	At Cost	Depreciation	Net
Construction in progress	37,363,374	-	37,363,374
Deposits for construction projects	13,364,562		13,364,562
Total Construction in progress	$50,727,936	-	$50,727,936

The construction in progress sub-account is detailed below:-

Description	12/31/2011	12/31/2010
Coking furnace	$40,380,647	$12,548,316
Office buildings	5,662,946	4,176,514
Plant and facilities	26,582,072	20,006,351
Sewage system	35,526	632,193
Equipment peripherals	-	-
	$72,661,191	$37,363,374

9.	Intangible Assets, net

The components of the Company’s intangible assets are as follows:-

		Accumulated
12/31/2011	At Cost	Amortization	Net
Land Use Rights	$1,010,831	$139,928	$870,903
Total intangible assets	$1,010,831	$139,928	$870,903

		Accumulated
12/31/2010	At Cost	Amortization	Net
Land Use Rights	$973,053	$37,392	$935,661
Total intangible assets	$973,053	$37,392	$935,661

Amortization expenses related to intangible assets were $102,536 and $37,392 for the years ended December 31, 2011 and 2010, respectively.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

10.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation.

Investment		Ownership	Type	12/31/2011
Anyang Rural Credit Cooperative - Tongye Branch		11.26%	Equity	$4,524,958
Anyang Urban Credit Cooperative		11.26%	Equity	9,392,273
Ansteel Group Metallurgy Stove Co., Ltd.		19.00%	Equity	2,447,876
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.		18.25%	Equity	7,969,746
Anyang Rural Credit Cooperative - Dinglong Branch	*	Less than 1%	Equity	17,607
				$24,352,460

* Note: SC Coke invested Share Capital of Anyang Rural Credit Cooperative – Dinglong Branch. Since the investment in Rural Credit Cooperative – Dinglong Branch is immaterial; there is no significant and material influence on financial report.

Investment	Ownership	Type	12/31/2010
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$4,355,849
Anyang Urban Credit Cooperative	11.26%	Equity	6,184,558
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,356,393
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	7,303,306
			$20,200,106

11.	Bank Notes Payable

The following table provides the name of the financial institution, due date, and amounts outstanding at December 31, 2011 and 2010 for the Company’s bank notes payable.

Financial Institution	Due Date	12/31/2011	12/31/2010
Guangdong Development Bank - Anyang Branch	03/05/2012	3,142,331
Guangdong Development Bank - Anyang Branch	03/20/2012	7,384,480
Guangdong Development Bank - Anyang Branch	04/13/2012	471,350
Guangdong Development Bank - Anyang Branch	01/20/2012	4,085,031
Shanghai Pudong Development Bank - Zhengzhou Branch	01/07/2012	6,284,663
Shanghai Pudong Development Bank - Zhengzhou Branch	07/08/2012	6,284,663
Shanghai Pudong Development Bank - Zhengzhou Branch	05/29/2012	2,356,749
Shanghai Pudong Development Bank - Zhengzhou Branch	05/25/2012	1,571,166
Shanghai Pudong Development Bank - Zhengzhou Branch	05/24/2012	1,571,166
Shanghai Pudong Development Bank - Zhengzhou Branch	05/16/2012	3,142,332

Shanghai Pudong Development Bank - Zhengzhou Branch	03/15/2012	1,571,166
Shanghai Pudong Development Bank - Zhengzhou Branch	03/14/2012	2,356,749
Shanghai Pudong Development Bank - Zhengzhou Branch	03/16/2012	2,356,749
Shanghai Pudong Development Bank - Zhengzhou Branch	06/06/2012	3,142,332
Shanghai Pudong Development Bank - Zhengzhou Branch	06/22/2012	3,927,915
Shanghai Pudong Development Bank - Zhengzhou Branch	06/16/2012	4,713,498
Commercial Banks of China - Anyang Branch	02/04/2012	9,426,996

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

Financial Institution	Due Date	12/31/2011	12/31/2010
Commercial Banks of China - Anyang Branch	05/29/2012	6,284,664
Bank of Luoyang - Zhengzhou Branch	04/17/2012	6,284,664
Industrial and Commercial Bank of China - Shuiye Branch	03/01/2012	1,571,166
Industrial and Commercial Bank of China - Shuiye Branch	02/29/2012	1,571,166
China Everbright Bank - Zhengzhou Branch	04/11/2012	3,142,332
China Everbright Bank - Zhengzhou Branch	02/19/2012	4,713,498
China Everbright Bank - Zhengzhou Branch	06/19/2012	7,855,830
China Everbright Bank - Zhengzhou Branch	04/21/2012	6,284,664
China Minsheng Banking Corp.- Zhengzhou Branch	06/05/2012	3,927,915
China Minsheng Banking Corp.- Zhengzhou Branch	06/02/2012	5,499,081
China Minsheng Banking Corp.- Zhengzhou Branch	06/02/2012	4,713,498
China Minsheng Banking Corp.- Zhengzhou Branch	04/19/2012	7,227,363
China Minsheng Banking Corp.- Zhengzhou Branch	02/12/2012	4,713,498
China Minsheng Banking Corp.- Zhengzhou Branch	02/09/2012	7,855,830
China Minsheng Banking Corp.- Zhengzhou Branch	06/15/2012	4,320,706
China Minsheng Banking Corp.- Zhengzhou Branch	05/29/2012	3,142,332
China Minsheng Banking Corp.- Zhengzhou Branch	02/25/2012	785,583
China Minsheng Banking Corp.- Zhengzhou Branch	06/20/2012	1,571,166
Agricultural Bank of China - Anyang Branch	06/27/2012	1,571,166
China Citic Bank - Anyang Branch	05/08/2012	4,713,498
China Citic Bank - Anyang Branch	06/23/2012	1,571,166
Bank of Pindingshan	02/26/2012	9,426,996
Zhengzhou Bank - Nongye Eastern Road Branch	06/05/2012	3,927,915
Zhengzhou Bank - Nongye Eastern Road Branch	06/06/2012	3,142,332
Commercial Banks of China - Anyang Branch	03/15/2012	7,855,830
Commercial Banks of China - Anyang Branch	05/03/2012	4,713,498

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

Financial Institution	Due Date	12/31/2011	12/31/2010
Commercial Banks of China - Anyang Branch	05/10/2012	1,571,166
Commercial Banks of China - Anyang Branch	06/01/2012	1,571,166
Bank of China - Anyang Branch	06/26/2012	1,571,166
China Citic Bank - Zhengzhou Branch	01/28/2011		3,024,895
Shanghai Pudong Development Bank - Zhengzhou Branch	01/02/2011		10,587,132
Shanghai Pudong Development Bank - Zhengzhou Branch	04/14/2011		2,722,406
Shanghai Pudong Development Bank - Zhengzhou Branch	04/28/2011		5,293,566
Shanghai Pudong Development Bank - Zhengzhou Branch	06/10/2011		9,830,908
Guangdong Development Bank - Anyang Branch	01/06/2011		5,293,566
Guangdong Development Bank - Anyang Branch	01/26/2011		6,049,790
Guangdong Development Bank - Anyang Branch	03/10/2011		2,268,671
Guangdong Development Bank - Anyang Branch	06/14/2011		7,562,237
Henan Rural Credit Cooperative - Tongye Branch	03/11/2011		4,537,342
Henan Rural Credit Cooperative - Tongye Branch	03/26/2011		2,722,406
Henan Rural Credit Cooperative - Tongye Branch	03/29/2011		3,024,895
Commercial Banks of China - Anyang Branch	03/09/2011		4,537,342
Bank of Luoyang - Zhengzhou Branch	03/01/2011		4,537,342
Bank of Luoyang - Zhengzhou Branch	05/30/2011		1,512,448
China Minsheng Banking Corp.- Zhengzhou Branch	06/08/2011		13,612,027
China Minsheng Banking Corp.- Zhengzhou Branch	06/09/2011		4,537,342
China Everbright Bank - Zhengzhou Branch	01/23/2011		4,537,342
China Everbright Bank - Zhengzhou Branch	01/28/2011		6,049,790
China Everbright Bank - Zhengzhou Branch	02/20/2011		3,055,144
China Everbright Bank - Zhengzhou Branch	04/13/2011		3,024,895
China Everbright Bank - Zhengzhou Branch	06/21/2011		7,562,237
China Construction Bank - Zhongzhou Branch	01/20/2011		4,234,853
		$186,890,191	$120,118,576

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

12.	Loans

The components of the Company’s loans payable are as follows:-

		Due	Interest
Name of Creditors	Note	Date	Rate	12/31/2011
Anyang Rural Credit Cooperative - Tongye Branch	a.	03/22/2012	10.1000%	$4,713,497
Shanghai Pudong Development Bank - Zhengzhou Branch	b.	12/26/2012	7.8200%	3,142,332
Shanghai Pudong Development Bank - Zhengzhou Branch	c.	02/23/2012	7.3200%	1,571,166
Shanghai Pudong Development Bank - Zhengzhou Branch	d.	03/14/2012	7.8200%	3,142,332
Guangdong Development Bank - Anyang Branch	e.	06/07/2012	6.9396%	1,571,166
Guangdong Development Bank - Anyang Branch	f.	07/18/2012	7.2160%	4,713,498
Bank of China - Anyang Branch	g.	09/27/2012	7.2160%	3,142,332
Anyang Urban Credit Cooperative	h.	05/09/2012	9.4650%	3,142,332
Agricultural Bank of China - Anyang Branch	i.	10/11/2012	8.8560%	1,099,816
Agricultural Bank of China - Anyang Branch	j.	10/28/2012	8.8560%	1,571,166
Agricultural Bank of China - Anyang Branch	k.	10/10/2012	8.8560%	1,571,166
Agricultural Bank of China - Anyang Branch	l.	10/10/2012	8.8560%	3,613,682
Industrial and Commercial Bank of China - Shuiye Branch	m.	01/04/2012	6.7100%	3,927,915
Bank of Luoyang - Zhengzhou Branch	n.	07/14/2012	9.4464%	3,142,332
Bank of Luoyang - Zhengzhou Branch	o.	04/10/2012	7.3200%	3,142,332
Zhengzhou Bank - Nongye Eastern Road Branch	p.	12/14/2012	8.5280%	4,713,498
Bank of China - Anyang Branch	q.	03/15/2012	6.6660%	3,142,332
Bank of Pindingshan	r.	02/25/2012	6.7100%	4,477,823
Commercial Banks of China - Anyang Branch	s.	11/09/2012	6.5600%	1,571,166
Commercial Banks of China - Anyang Branch	t.	11/30/2012	6.5600%	1,571,166
Anyang Rural Credit Cooperatives - Tongye Branch	u.	12/21/2012	15.0866%	4,713,498
China Citic Bank - Zhengzhou Branch	v.	07/26/2012	7.2160%	3,142,332
				$66,538,879

		Due	Interest
Name of Creditors	Note	Date	Rate	12/31/2010
Henan Rural Credit Cooperatives - Anyang Branch	A	03/22/2011	10.6200%	$4,537,342
Shanghai Pudong Development Bank - Zhengzhou Branch	B	09/19/2011	6.1160%	6,049,790
Bank of China - Anyang Branch	C	07/20/2011	5.8410%	3,024,895
China Construction Bank - Anyang Branch	D	07/28/2011	6.3720%	3,024,895
Agricultural Bank of China - Anyang Branch	E	09/18/2011	6.3720%	4,537,342
Industrial and Commercial Bank of China - Shuiye Branch	F	02/09/2011	5.3460%	1,814,937

Industrial and Commercial Bank of China - Shuiye Branch	G	04/13/2011	5.6500%	7,562,238
Guangdong Development Bank - Anyang Branch	H	07/19/2011	5.3100%	3,024,895
Guangdong Development Bank - Anyang Branch	I	06/07/2011	5.3100%	1,512,447
Guangdong Development Bank - Anyang Branch	J	01/18/2011	5.3100%	3,024,895
Guangdong Development Bank - Anyang Branch	K	07/14/2011	5.3100%	1,512,447
Henan Urban Credit Cooperative - Anyang Branch	L	04/13/2011	7.9650%	3,024,895
Bank of Luoyang - Zhengzhou Branch	M	01/27/2011	6.3720%	3,024,895
Bank of Zhengzhou – Nongyedong Branch	N	11/29/2011	6.6720%	1,512,447
Bank of Zhengzhou – Nongyedong Branch	O	11/29/2011	6.6720%	3,024,895
				$50,213,255

SC Coke has collateralized its debt obligations in December 31, 2011. Refer to notes below for collateral corresponding to each obligation.

a.	Guaranteed by Henan Hubo Cement Co., Ltd and Linzhou Hongqiqu Electrical Carbon Co., Ltd
b.	Guaranteed by Anyang Liyuan Coking Co., Ltd
c.	Guaranteed by Anyang Liyuan Coking Co., Ltd
d.	Guaranteed by Anyang Liyuan Coking Co., Ltd
e.	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
f.	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
g.	Guaranteed by Henan Xinlei Coking Group Co., Ltd

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

h.	Guaranteed by Anyang Liyuan Coking Co., Ltd
i.	Guaranteed by Henan Hubo Cement Co., Ltd
j.	Guaranteed by Henan Hubo Cement Co., Ltd
k.	Guaranteed by Henan Hubo Cement Co., Ltd
l.	Guaranteed by Henan Hubo Cement Co., Ltd
m.	Guaranteed by the Company’s refined coke
n.	Guaranteed by Anyang Xinpu Steel Co., Ltd
o.	Guaranteed by Xinlei Group Cheng Chen Coking
p.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Linzhou Hongqiqu electrical Carbon Co., Ltd
q.	Guaranteed by Henan Chengyu Coking Co., Ltd
r.	Guaranteed by Anyang Liyuan Coking Co., Ltd
s.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
t.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
u.	Guaranteed by Anyang Nianxinpu Steel Co., Ltd
v.	Guaranteed by Henan Shunche’eng Group Coking Co., Ltd and Henan Small Corporation Investment Co., Ltd

Long term bank loans

The components of the Company’s long term bank loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	12/31/2011
Shanghai Pudong Development Bank - Zhengzhou Branch			7.8200%	6,284,663
Among which: Current Portion		12/26/2012	7.8200%	3,142,331
Long-term Portion		03/23/2013	7.8200%	3,142,332

The long term loan was guaranteed by Anyang Liyuan Coking Co., Ltd, shareholders Wang Xinshun, Wang Xingming, and Cheng Junsheng.

SC Coke has collateralized its debt obligations in December 31, 2010. Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Linzhou Hongqiqu Electrical Carbon Co., Ltd and Henan Hubo Cement Co., Ltd
B.	Guaranteed by Anyang New Tianhe Cement Co., LLC
C.	Guaranteed by Xinlei Group Cheng Chen Coking Co., Ltd.
D.	Guaranteed by Linzhou Hexin Casting Co., Ltd.
E.	Guaranteed by Henan Hubo Cement Co., Ltd.
F.	Guaranteed by the Company’s inventory
G.	Guaranteed by the Company’s inventory
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
N.	Guaranteed by Anyang Liyuan Coking Co., Ltd
O.	Guaranteed by Anyang Liyuan Coking Co., Ltd

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

13.	Other Payable

Other payable at December 31, 2011 and 2010 is detailed in the table below.

	12/31/2011	12/31/2010
Project safety deposit	$2,681,680	$111,222
Unbilled purchase payable	-	133,446
Payable for raw materials in operation	20,542	29,194
Advances from individuals payable on demand	5,477,457	43,962,055
Others	999,933	706,647
	$9,179,612	$44,942,564

14.	Notes Payable to Related Party

Creditor	Note	12/31/2011	12/31/2010
Chairman, Wang Xinshun	A	$25,785,216	$36,955,017
SC Coke Shareholders	B	44,405,553	27,186,184
		$70,190,769	$64,141,201

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the year ended December 31, 2011.

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

As of and for the years ended December 31, 2011 and 2010

15.	Forgivable Loans

SC Coke is currently the beneficiary of two government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. The grants were awarded during 2008, 2009, and 2011 respectively. These grants have been recorded as forgivable loans in the liability section of the balance sheet. SC Coke has received payment of the grants, but has not yet met all the criteria set forth under the grant. Upon receiving government approval of fulfilling all of the criteria set forth under the grant, SC Coke will credit the balance to other income on the consolidated statement of operations. SC Coke will also appropriate that same amount from retained earnings to statutory reserves indicating that the assets associated with these grants are not available for dividend distribution.

16.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of December 31, 2011:-

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $273,202 as of December 31, 2011.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $861,259 for the year ended December 31, 2011.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $614,849 as of December 31, 2011.

(b)	SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $260,850 as of December 31, 2011.

17.	Income Taxes

The Company and its operating entities are subject to income tax under the jurisdictions where they operate. The following table details the Company and its operating entities, and the statutory tax rates to which they are subject:

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the years ended December 31, 2011 and 2010, respectively:

	12/31/2011	12/31/2010
Income (loss) before tax:
USA	-	(567,496)
HK	(50)	(14,487)
PRC	(32,117,814)	10,227,207
Total	$(32,117,864)	$9,645,224

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	-	2,618,202
Total provision for taxes (tax benefit)	-	$2,618,202

Effective tax rate	-	27.15%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2011 and 2010 are shown in the following table:

	12/31/2011	12/31/2010
US statutory tax rate	-	34%
Lower rates in the PRC	-	(9)%
Accrual and reconciling items	-	2.15%
Effective tax rate	-	27.15%

18.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for thirteen companies (the “guarantees”) in the amount of approximately $123,682,186 at December 31, 2011. Of the aforementioned guarantees, six of the thirteen companies have, in turn, guaranteed debts of approximately $57,897,466 on behalf of SC Coke at December 31, 2011. SC Coke has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial. For more details of the outstanding guarantees, see the table below:

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

		Guarantee
Guarantee Beneficiary	Creditor	End		12/31/2011
Anshan Minshan Metal Co., Ltd.	Agricultural Bank of China – Anyang Branch	02/23/2012	$	,613,682
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	05/15/2012		3,142,332
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	04/09/2012		3,142,332
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	07/03/2012		7,855,830
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	09/02/2012		7,855,830
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China – Anyang Branch	05/28/2012		659,890
Henan Hubo Cement Co., Ltd.	Bank of China – Anyang Branch	11/14/2012		4,713,498
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	06/16/2012		3,770,798
Anyang Liyuan Coking Co., Ltd	China Citic Bank	11/25/2012		6,284,664
Anyang Liyuan Coking Co., Ltd	Commercial Banks of China - Anyang Branch	01/05/2013		4,713,498
Anyang Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank – Zhengzhou Branch	02/21/2012		32,994,485
Anyang Liyuan Coking Co., Ltd	China Citic Bank	09/15/2012		3,142,332
Anyang Liyuan Coking Co., Ltd	Bank of Luoyang	03/09/2012		4,085,032
Anyang Liyuan Coking Co., Ltd	Agricultural Bank of China	06/24/2012		3,142,332
Anyang Liyuan Coking Co., Ltd	Agricultural Bank of China	06/16/2012		3,142,332
Anyang Xintianhe Cement Co., Ltd	Guangdong Development Bank	06/13/2012		6,284,664
Henan Chengyu Coking Co., Ltd	Guangdong Development Bank - Anyang Branch	09/20/2012		9,426,996
Henan Chengyu Coking Co., Ltd	Anyang Rural Credit Cooperative - Tongye Branch	02/20/2012		3,142,332
Anyang Lichuang Co.	Guangdong Development Bank - Anyang Branch	03/08/2012		3,142,332
Henan Xinlei Group	Bank of Minsheng – Zhengzhou Branch	10/10/2012		1,571,166
Anyang Xinpu Steel Co., Ltd	City Cooperative	06/04/2012		7,070,247
Anyang Qili Cement Co., Ltd	Commercial Bank of Anyang	05/23/2012		628,466
Anyang Hongyuan Yinsheng Steel Co., Ltd	Commercial Bank of Anyang	05/05/2012		314,233
Taifeng Company	Bank of Mingsheng – Zhengzhou Branch	08/26/2012		1,571,166
Anyang Yuxin Activity of Limestone Co., Ltd.	China Construction Bank	01/04/2013		1,885,399
				$123,682,186

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at December 31, 2011:-

Year ending December 31:	Principal	Payments
2012	$3,647,834	$4,846,973
2013	4,602,042	4,846,973
2014	4,322,635	4,846,973
2015	2,624,029	2,845,512
Total future minimum lease payments	$15,196,541	$17,386,431

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of December 31, 2009, SC Coke had accrued approximately $11 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

19. Risks

Concentration of Credit and Other Risks

Cash, bank notes receivable, and trade receivables subject SC Coke to concentrations of credit risk. SC Coke holds all its deposits and bank notes receivable with banks in China. In China, there is no insurance equivalent to the federal deposit insurance in the United States; as such these amounts held in banks in China are not insured. SC Coke has not experienced any losses in such bank accounts through December 31, 2011.

SC Coke offers unsecured credit to its customers in the normal course of business; therefore, SC Coke’s accounts receivable are subject to credit risks.

Economic and Political Risks

The operations of SC Coke are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From December 31, 2010 to December 31, 2011, the exchange rate between RMB and US Dollars fluctuated between $1.00 to RMB 6.6118 and $1.00 to RMB 6.3647. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Concentration Risks

The Company deals with four suppliers and five customers to source its purchases and sells its products which can create certain concentration risks.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

The following four suppliers accounted for 64.38% of total purchases:

Suppliers	12/31/2011%
Yizhong Energy Group	$74,669,479	26.03%
ZaoZhuang Mining (Group) Co.,Ltd.	42,236,914	14.73%
Xuzhou Yuantong Burning Co., Ltd.	39,185,045	13.66%
Hebi Fuyuan Coke Co., Ltd	28,569,165	9.96%
	$184,660,603	64.38%

Five customers accounted for 85.69% of its sales:

Customers	12/31/2011%
Henan Fengbao Steel Co.,Ltd	$84,783,617	22.58%
Changzhou zhongfa Iron Co., Ltd	78,541,040	20.91%
Zhejiang Huatuo Energy Co., Ltd	75,104,014	20.00%
Shagang Group Anyang Yongxing Iron & Steel Co., Ltd	49,236,940	13.11%
Anyang xinpu Iron & Steel Co., Ltd	34,126,126	9.09%
	$321,791,737.00	85.69%

20.	Share Based Compensation

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

As of October 21, 2010, the Company has not closed the private financing. These warrants have been forfeited.

22.	Earnings Per Share

	12 months	12 months
	ended	ended
	12/31/2011	12/31/2010
Basic earnings per share numerator:
Net income attributable to common shareholders	$(32,130,007)	$7,072,471

Basic weighted average shares outstanding:	32,047,222	32,047,222
Additions from potentially dilutive events

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

	12 months	12 months
	ended	ended
	12/31/2011	12/31/2010
Warrants issued to consultants	-	-
Diluted weighted average shares outstanding:	32,047,222	32,047,222

Earnings per share
- Basic	$(1.00)	$0.22
- Diluted	$(1.00)	$0.22

Weighted average shares outstanding:
- Basic	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with our Company	Age
Xinshun Wang	Chairman of the Board of Directors	51
Feng Wang	President, Chief Executive Officer and Director	47
Lei Wang	Chief Financial Officer	43
Dexin Li	Chief Operating Officer and Director	64
Qifa Huang	Director	48
Senshan Gong	Director	37

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Xinshun Wang

Mr. Wang is a founder and the sole director of SC Coke (formerly known as Anyang Shuncheng Coal Washing Co., Ltd prior to February 2005), a position he has held since February 2005. Since May 2008 Mr. Wang has also served as the General Manager of Bailianpo, in which he owns a 43.86% interest. From August 1997 to January 2005 Mr. Wang serviced as general manager of Anyang Shuncheng Coal Washing Co., Ltd. Mr. Wang founded Anyang Tiexi Coal Washery in March 1991 where he worked as a factory director until July 1997. Mr. Wang serves on the board of directors of Angang Steel Group Metallurgy Furnace Co., Ltd., Anyang Commercial Bank Co. Ltd. and Bailianpo. Mr. Wang graduated from Henan Engineering School in June 2009. Mr. Wang’s experience in the coal and coke industry and the operation and management of large-scale coke and refined coal operations are valuable resources in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

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

Qifa Huang

Mr. Huang has served as the Chief Financial Officer at Shanghai Kuai Lu Investment Group since March 2010. From January 2005 to March 2009, Mr. Huang served as the Assistant General Manager of Beijing Yongtuo Certified Public Accountants Co., Ltd. Mr. Huang subsequently served as the deputy chief accountant at Hugang International Consulting Group from April 2009 to March 2010. Mr. Huang received his bachelor’s degree from Anhui Agricultural University in 1987. Mr. Huang is a Certified Public Accountant, a registered real estate appraiser, a registered consulting engineer and a registered land appraiser. Hehas more than twenty years of experience in audit, tax and management consultancy and knowledge of various financial matters. Such experience and knowledge makes him qualified to serve on the Board.

Senshan Gong

Mr. Gong is a director of the Company. He has many years of experience working at oversea listed Chinese operating companies. From September 2006 to May 2008, Mr. Gong served as the Manager of the Investment Analysis Department of Jinbao Intelligence United Venture Investment (Beijing) Co., Ltd. (“Jinbao”) where he was in charge of site survey, material analysis and project selection during the early stage of Jinbao’s overseas listing process. Since June 2008, Mr. Gong has been serving as the Project Manager of USA Wall Street Capital United Investment Group Limited (“USA Wall Street”), the Company’s financing consultant. In that capacity, Mr. Gong has been coordinating the communication between the Company and its Chinese and U.S. legal counsels, auditors, and various other agencies to assist the Company in fulfilling its reporting obligations.

Mr. Gong graduated from Anhui Television and Radio Broadcasting University in 1998 with university qualifications.

Family Relationships

There are no family relationships between the directors and executive officers of the Company.

Auditors; Financial Expert

We do not have an audit committee financial expert.   The reason is that we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, since we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its Chief our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Feng Wang	2011	$5,263	53,216	0	0	0	$58,479
President, CEO and Director	2010	$5,263	53,216	0	0	0	$58,479

Lei Wang	2011	$52,381	4,762	0	0	0	$57,143
Chief Financial Officer	2010	$3,788	41,668	0	0	0	$45,456

Dexin Li	2011	$5,263	53,216	0	0	0	$58,479
COO and Director	2010	$5,263	53,216	0	0	0	$58,479

Timothy Brasel (1)	2011	$0	0	0	0	0	$0
	2010	$0	0	0	0	0	$0

Earnest Mathis (2)	2011	$0	0	0	0	0	$0
	2010	$0	0	0	0	0	$0

Robert Lazzeri (3)	2011	$0	0	0	0	0	$0
	2010	$0	0	0	0	0	$0

(1)	Mr. Timothy Brasel was appointed as the sole director and officer of the Company on June 30, 2009 and he resigned from the Board of Directors in connection with the Share Exchange, effective July 13, 2010, and from all positions he held in the Company effective June 28, 2010.
(2)	Mr. Earnest Mathis was the former President, Chief Executive Officer and a director of the Company. On June 30, 2009, Mr. Mathis tendered a resignation from all positions held in the Company, effective immediately.
(3)	Mr. Robert Lazzeri was the former Chief Financial Officer, Secretary and a director of the Company. On June 30, 2009, Mr. Lazzeri resigned from all positions held in the Company, effective immediately.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by the member of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Xinshun Wang Chairman of the Board of Directors	87,179	(1)	-	-	-	87,179

Qifa Huang Director	-		-	-	-	0

Senshan Gong Director	-		-	-	-	0

(1)	Consists of an annual salary of $ 5,263 and a cash bonus of 82,475 for the fiscal year ended December 31, 2011.

Grants of Plan-Based Awards in Fiscal 2011

There were no option or other equity grants in 2011.

Outstanding Equity Awards at 2011 Fiscal Year End

There were no options or other equity awards outstanding in 2011.

Option Exercises and Stock Vested in Fiscal 2011

There were no option exercises or stock vested in 2011.

Pension Benefits

There were no pension benefit plans in effect in 2011.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2011.

Employment Agreements

We have not entered into any other employment agreements with our directors or officers during the fiscal year ended December 31, 2011.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,047,222shares of common stock issued and outstanding as of the date hereof.

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

On March 31, 2010, the SC Coke Shareholders, and Anyang Xinlong Coal (Group)Hongling Coal Co., Ltd., Anyang Huichang Coal Washing Co., Ltd. and Anyang Jindu Coal Co., Ltd (collectively, the “third party lenders”) formalized the terms for approximately $35.5 million of loans previously extended to SC Coke by the three lenders. On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume SC Coke’s obligations to the third party lenders, and concurrently the third party lenders released SC Coke from any payment obligations and liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders.

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

On July 20, 2010, SC Coke entered into a loan agreement with Bank of China, Anyang Branch.  The principal amount of the secured loan is approximately $2,937,461.  The secured loan carries an interest rate of 5.841% per annum, is due on July 20, 2011, and is personally guaranteed by the SC Coke shareholders, one of whom is the Chairman of the Board of Directors of the Company, and a third party guarantor. The Company has repaid the full amount of the loan.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $ 100,000 and $ 100,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

* Previously filed.

† Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the March 30, 2012 ..

BIRCH BRANCH, INC.

By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Birch Branch, Inc. and in the capacities and on the dates indicated.

March 30, 2012	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

March 30, 2012	By:	/s/ Xinshun Wang
Xinshun Wang
Chairman of the Board of Directors

March 30, 2012	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

March 30, 2012	By:	/s/ Dexin Li
Dexin Li
Chief Operating Officer and Director

March 30, 2012	By:	/s/ Qifa Huang
Qifa Huang
Director

March 30, 2012	By:	/s/ Senshan Gong
Senshan Gong
Director

