Form 10-Q
period 2012-03-31
BIRCH BRANCH INC
filed 2012-05-15
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2012: 32,047,222.

BIRCH BRANCH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	3/31/2012	12/31/2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$5,818,892	$2,704,987
Restricted cash	172,519,958	142,168,060
Bank notes receivable	40,656	145,162
Trade receivables	27,000,401	15,822,298
Other receivables	9,876,327	7,514,142
Related party receivables	6,010,161	3,500,715
Inventories	45,461,289	50,042,822
Advances to suppliers and prepayments	74,506,554	66,450,939
Deposits	2,996,838	3,301,491
Total current assets	344,231,076	291,650,616

Non-current assets:
Property, plant and equipment, net	145,970,379	68,927,116
Construction in Progress	28,073,317	83,621,292
Intangible assets, net	855,091	870,903
Long-term investments	25,878,023	24,352,460
Total non-current assets	200,776,810	177,771,771

Total assets	$545,007,886	$469,422,387

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	$247,356,725	$186,890,191
Short term bank loans	66,250,417	66,538,879
Accounts payable	95,538,441	68,841,304
Accrued liabilities	1,002,343	660,695
Taxes payable	12,040,269	12,199,742
Other payable	7,417,538	9,179,612
Long-term bank loans, current portion	6,354,956	3,142,331
Capital lease obligation, current portion	3,767,730	4,087,562
Customer deposits	18,838,824	8,202,109
Total current liabilities	458,567,243	359,742,425

Non-current liabilities:
Notes payable to related party	66,204,812	70,190,769
Forgivable loans	6,305,705	6,235,959
Long-term bank loans	-	3,142,332
Capital lease obligation, non-current portion	11,375,150	11,509,361
Total non-current liabilities	83,885,667	91,078,421
Total liabilities	$542,452,910	$450,820,846

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	3/31/2012	12/31/2011
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-

Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of March 31, 2012 and December 31, 2011	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	(11,566,186)	6,369,358
Accumulated other comprehensive income	6,486,270	4,594,559
Non-controlling interest	436,806	439,538
Total stockholders’ equity	2,554,976	18,601,541

Total liabilities and equity	$545,007,886	$469,422,387

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Operations

For the three-month periods ended March 31, 2012 and 2011

(Stated in US Dollars)

	3/31/2012 (Unaudited)	3/31/2011 (Unaudited)
Revenues	$76,245,660	$80,033,295
Cost of revenues	81,702,893	71,459,779
Gross profit	(5,457,233)	8,573,516

Operating expenses:
Sales and marketing	1,416,753	2,125,809
General and administrative	4,594,130	2,152,260
Total operating expenses	6,010,883	4,278,069

Income (loss) from operations	(11,468,116)	4,295,447

Other income (expenses):
Interest income	1,027,044	331,859
Interest expense	(7,682,685)	(3,941,313)
Other income	199,236	205,664
Other expenses	(14,570)	(121,722)
Gain on investment	815	-
Total other income (expenses)	(6,470,160)	(3,525,512)

Income (loss) before provision for income taxes	(17,938,276)	769,935

Provision for (benefit from) income taxes	-	204,264

Net income (loss)	$(17,938,276)	$565,671

Net income attributable to:
- Common stockholders	(17,935,544)	571,409
- Non-controlling interest	(2,732)	(5,738)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	1,891,711	144,084
Total Comprehensive Income/(Loss)	$(16,046,565)	$709,755

Earnings per share
- Basic	$(0.56)	$0.02
- Diluted	$(0.56)	$0.02

Weighted average shares outstanding
- Basic	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2012 and 2011

(Stated in US Dollars)

	3/31/2012	3/31/2011
Cash flows from operating activities:
Net income (loss)	$(17,938,276)	$565,671
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Share based compensation	-	-
Depreciation and amortization	3,242,152	1,985,628

Change in assets and liabilities:
Decrease/(Increase) in Notes and trade receivables	(10,895,005)	6,442,290
Decrease/(Increase) in Inventories	5,141,248	(2,524,841)
Decrease/(Increase) in Prepayments and other receivables	(9,590,521)	(22,674,232)
Decrease/(Increase) in Related party receivables	363,995	(5,473,816)
Increase in Notes and accounts payable	84,303,385	47,927,874
Decrease in Other payables and current liabilities	8,718,566	(5,866,360)
Net cash provided by operating activities	63,345,544	20,382,214

Cash flows from investing activities:
Decrease in restricted cash	(28,761,788)	(13,440,625)
Long-term investment in equities	(1,253,187)	(128,209)
Acquisitions of property, plant and equipment	(10,445,817)	(808,803)
Increase in construction in progress	(12,683,936)	(5,277,930)
Purchase of Intangible assets	-	(6,176)
Collection/(Advance) to related parties	(2,834,286)	-
Net cash used in investing activities	(55,979,014)	(19,661,743)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	23,354,464	13,698,423
Repayment of bank borrowings and others	(24,387,144)	(12,162,083)
Repayment of capital lease obligation	(922,900)	(55,746)
Proceeds from deposit for capital lease obligation	341,579	(30,238)
Proceeds from forgivable loans	-	211,082
Payment to related parties	(4,771,021)	-
Net cash provided by (used in) financing activities	(6,385,022)	1,661,438

Net increase in cash	981,508	2,381,909

Effect of exchange rate changes	2,132,397	144,084

Cash at beginning of the period	2,704,987	9,213,760

Cash at end of the period	$5,818,892	$11,739,753

Supplemental disclosure of cash flow information:
Interest received	$1,027,044	$331,859
Interest paid	7,682,685	3,966,586
Income taxes paid	-	-

Non-Cash Investing and Financing Activities:
Addition of PPE transferred from CIP	$69,044,607

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

1.	The Company and Principal Business Activities

A.	Organizational History

I.	Ultimate Holding Company

a.)	Birch Branch, Inc. (“BRBH”) was incorporated in the State of Colorado on September 29, 1989. BRBH was originally formed to pursue real estate development projects until December 16, 2006. Unless the context requires or is otherwise indicated, the term the “Company” includes BRBH and the following entities, after giving effect to the Share Exchange (as defined herein):

II.	Intermediary Holding Companies

a.)	Shun Cheng Holdings HongKong Limited (“Shun Cheng HK”) is an investment holding company that was incorporated in Hong Kong on December 18, 2009.

Shun Cheng HK does not have any operations.  Its sole purpose is to act as an intermediary holding company.

b.)	On March 17, 2010, under the laws of the Henan Province, in the People’s Republic of China (“PRC”), Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WOFE”) was incorporated as a wholly-foreign owned entity. Anyang WOFE is wholly-owned by Shun Cheng HK.

Anyang WOFE does not conduct operations.  All operations are conducted through the operating entities via a variable interest entity agreement detailed below.

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

B.	Variable Interest Entity Agreement

On March 19, 2010, Anyang WOFE entered into four contractual arrangements that for accounting purposes will be collectively known as the variable interest entity (“VIE”) agreement with the SC Coke Shareholders.  The VIE agreement entitles Anyang WOFE to 100% of the future earnings and losses of both SC Coke, and its proportional 86% share of the earnings of Longdu.  The Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K on July 2, 2010 that included the documents comprising the VIE agreement as exhibits.  The Company accounted for the VIE agreement, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 810-10, by consolidating SC Coke and Longdu as operating entities (similar to a subsidiary) of both Anyang WOFE and the Company, because the Company: (1) has the authority to direct the operations of SC Coke and Longdu, (2) has the authority to provide financial support for SC Coke and Longdu, and (3) is primary beneficiary of the results of operations of SC Coke and Longdu.  The significant terms of the VIE agreement are detailed for each of the contractual arrangements below:

I.	Entrusted Management Agreement

Anyang WOFE has full and exclusive rights to manage SC Coke.  These rights include, but are not limited to: appointment and dismissal of the members of the board of directors, hiring and termination of managerial and administrative personnel, and control over assets, which includes deployment and disposition thereof, and related cash flows generated by these assets.

Anyang WOFE is entitled to receive a quarterly management fee paid 45 days in arrears from the end of the quarter equivalent to SC Coke’s earnings before taxes for the quarter, subject to quarterly and annual adjustments.

Anyang WOFE is subject to operational risk and is obligated to settle debts on behalf of SC Coke, if SC Coke does not have sufficient funds to pay its debts itself.

II.	Exclusive Option Agreement

Anyang WOFE, or parties designated by Anyang WOFE, has been granted the irrevocable right to purchase all or part of the ownership interest of SC Coke from the SC Coke Shareholders for the minimum possible price permissible by PRC law.  The option is exercisable only to the extent that such purchase does not violate any PRC law then in effect.  The purchase right is exclusively granted to Anyang WOFE and is not transferable without the express written consent of the SC Coke Shareholders.

The SC Coke Shareholders cannot dispose, assign or mortgage SC Coke assets or operations without the express written consent of Anyang WOFE.

Unless unanimously terminated by all parties, the Exclusive Option Agreement remains in effect for SC Coke, the SC Coke Shareholders, and Anyang WOFE and their successors.

III.	Shareholders' Voting Proxy Agreement

The SC Coke Shareholders have irrevocably appointed the board of directors of Anyang WOFE as their proxy to vote on all matters that require the approval of the SC Coke Shareholders.  These voting rights include, but are not limited to, the election of directors and the chairman of the board.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

In the event that PRC regulations change (which regulations presently prohibit the transfer of SC Coke to Anyang WOFE), the SC Coke Shareholders may be exclusively permitted to transfer their ownership in SC Coke to Anyang WOFE; however, they are strictly prohibited from transferring their ownership in SC Coke to any other individuals or entities.

The SC Coke Shareholders have agreed to irrevocably and unconditionally indemnify the board of directors of Anyang WOFE from claims arising from the exercise of any of the powers conferred upon Anyang WOFE under the agreement.

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

The financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated financial statements include the accounts of BRBH, Shun Cheng HK, Anyang WOFE, SC Coke, and Longdu. All intercompany transactions, such as sales, cost of sales, and balances due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

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

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the three months ended March 31, 2012 and 2011. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	3/31/2012	12/31/2011	3/31/2011
Period/year end RMB: U.S. Dollar exchange rate	6.2943	6.3647	6.5701
Average RMB: U.S. Dollar exchange rate	6.2972	6.4735	6.5894

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

E.	Comprehensive Income

The Company accounts for comprehensive income in accordance with the provisions of ASC topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

F.	Revenue Recognition

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

3.	Trade Receivables

The Company’s trade receivables as of March 31, 2012 and December 31, 2011, as well as the activity in the Company’s allowance for bad debts for the three-month ended March 31, 2012 and the year ended December 31, 2011 are set forth below:

	3/31/2012	12/31/2011
Trade Receivables	$30,258,468	$20,093,732
Less: Allowance for Bad Debt	3,258,067	4,271,434
Trade Receivables, net	27,000,401	15,822,298

Allowance for Bad Debts
Beginning Balance	4,271,434	1,653,287
Provision for bad debts	-	2,618,147
Less: Allowance write back because of bad debt recovery	1,013,367	-
Ending Balance	$3,258,067	$4,271,434

4.	Other Receivables

Other receivables as of March 31, 2012 and December 31, 2011 are detailed in the table below:

	3/31/2012	12/31/2011
Project safety deposit	$7,944	$110
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	9,818,183	3,784,696
Others	50,200	3,729,336
	$9,876,327	$7,514,142

5.	Inventories

The components of the Company’s inventories as of March 31, 2012 and December 31, 2011 are as follows:

	3/31/2012	12/31/2011
Raw materials	$3,751,703	$1,588,832
Work in process and semi-finished goods	10,465,948	19,162,264
Finished goods	31,243,638	29,291,726
Total inventories	$45,461,289	$50,042,822

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of March 31, 2012 and December 31, 2011 are as follows:

	3/31/2012	12/31/2011
Construction projects prepayments	$-	$-
Prepayments for raw materials in operations	74,506,554	66,336,798
Prepaid taxes	-	114,141
	$74,506,554	$66,450,939

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

7.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

		Accumulated
3/31/2012	At Cost	Depreciation	Net
Buildings and plant	$35,974,096	$5,296,939	$30,677,157
Machinery and equipment	135,274,131	22,405,080	112,869,051
Electronic equipment	1,071,465	490,782	580,683
Vehicles	3,783,711	2,215,424	1,568,287
Wastewater treatment and environmental equipment	826,362	551,161	275,201
Total plant and equipment	$176,929,765	$30,959,386	$145,970,379

		Accumulated
12/31/2011	At Cost	Depreciation	Net
Buildings and plant	$35,576,186	$4,820,117	$30,756,069
Machinery and equipment	1,388,507	848,902	539,605
Electronic equipment	3,604,960	1,982,054	1,622,906
Vehicles	54,974,689	19,277,467	35,697,222
Wastewater treatment and environmental equipment	817,221	505,907	311,314
Total plant and equipment	$96,361,563	$27,434,447	$68,927,116

Depreciation expenses related to plant and equipment were $ 3,216,610 and $ 8,713,579 for the three months and twelve months ended March 31, 2012 and December 31, 2011, respectively.

8.	Construction in Progress

The components of the Company’s construction in progress are as follows:

Description	3/31/2012	12/31/2011
Coking furnace	$332,335	$40,380,647
Office buildings	4,617,165	5,662,946
Plant and facilities	1,756,748	26,582,072
Sewage system	402,178	35,526
Deposits for construction projects	20,964,891	10,960,101
	$28,073,317	$83,621,292

9.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation:

Investment	Ownership	Type	3/31/2012
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$5,846,560
Anyang Urban Credit Cooperative	11.26%	Equity	9,497,323
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,475,255
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	8,058,885
			$25,878,023

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

10.	Bank Notes Payable

The following table provides the name of the financial institutions, due dates, and amounts outstanding at March 31, 2012 for the Company’s bank notes payable:

Financial Institution	Due Date	3/31/2012

Agricultural Bank of China - Anyang Branch	6/28/2012	1,588,739
Bank of Ping Ding Shan	9/26/2012	9,532,434
Bank of China-Huojiacun Branch	9/15/2012	6,434,393
Bank of China-Huojiacun Branch	6/26/2012	1,588,739
Bank of Luoyang - Zhengzhou Branch	4/17/2012	6,354,956
Bank of Mingsheng - Zhengzhou Branch	6/5/2012	3,971,848
Bank of Mingsheng - Zhengzhou Branch	6/2/2012	5,560,587
Bank of Mingsheng - Zhengzhou Branch	6/2/2012	4,766,217
Bank of Mingsheng - Zhengzhou Branch	4/19/2012	7,308,199
Bank of Mingsheng - Zhengzhou Branch	8/8/2012	7,943,695
Bank of Mingsheng - Zhengzhou Branch	6/15/2012	4,369,032
Bank of Mingsheng - Zhengzhou Branch	8/13/2012	3,971,848
Bank of Mingsheng - Zhengzhou Branch	5/29/2012	3,177,478
Bank of Mingsheng - Zhengzhou Branch	6/20/2012	1,588,739
China Citic Bank- Anyang Branch	5/8/2012	4,766,217
China Citic Bank- Anyang Branch	6/23/2012	1,588,739
China Construction Bank - Zhongzhou Branch	4/9/2012	6,354,956
China Construction Bank - Zhongzhou Branch	9/19/2012	6,354,956
China Everbright Bank - Zhengzhou Branch	4/11/2012	3,177,478
China Everbright Bank - Zhengzhou Branch	8/20/2012	4,766,217
China Everbright Bank - Zhengzhou Branch	6/19/2012	7,943,695
China Everbright Bank - Zhengzhou Branch	7/30/2012	6,345,016
China Everbright Bank - Zhengzhou Branch	8/21/2012	3,177,478
China Everbright Bank - Zhengzhou Branch	4/21/2012	6,354,956
China Everbright Bank - Zhengzhou Branch	8/15/2012	3,177,478
China Everbright Bank - Zhengzhou Branch	8/27/2012	1,588,739
China Merchants Bank - Anyang Branch	9/13/2012	7,943,695
China Merchants Bank - Anyang Branch	5/3/2012	4,766,217
China Merchants Bank - Anyang Branch	5/10/2012	1,588,739
China Merchants Bank - Anyang Branch	6/1/2012	1,588,739
Commercial Bank of Anyang	8/6/2012	9,532,434
Commercial Bank of Anyang	5/29/2012	6,354,956
Guangdong Development Bank - Anyang Branch	9/16/2012	3,177,478
Guangdong Development Bank - Anyang Branch	9/19/2012	3,177,478
Guangdong Development Bank - Anyang Branch	9/5/2012	3,177,478
Guangdong Development Bank - Anyang Branch	9/20/2012	1,588,739
Guangdong Development Bank - Anyang Branch	9/6/2012	3,177,478
Guangdong Development Bank - Anyang Branch	9/27/2012	1,588,739
Industrial Bank-Weiyi Branch	7/9/2012	7,943,695
Industrial Bank-Weiyi Branch	7/10/2012	7,943,695
Industrial Bank-Weiyi Branch	7/12/2012	6,354,956
Industrial Bank-Weiyi Branch	8/28/2012	1,588,739
Shanghai Pudong Development Bank -Zhengzhou Branch	7/5/2012	6,354,956
Shanghai Pudong Development Bank -Zhengzhou Branch	7/6/2012	3,177,478
Shanghai Pudong Development Bank -Zhengzhou Branch	7/6/2012	3,177,478
Shanghai Pudong Development Bank -Zhengzhou Branch	5/29/2012	2,383,109
Shanghai Pudong Development Bank -Zhengzhou Branch	5/25/2012	1,588,739
Shanghai Pudong Development Bank -Zhengzhou Branch	5/24/2012	1,588,739
Shanghai Pudong Development Bank -Zhengzhou Branch	5/16/2012	3,177,478
Shanghai Pudong Development Bank -Zhengzhou Branch	6/6/2012	3,177,478
Shanghai Pudong Development Bank -Zhengzhou Branch	6/22/2012	3,971,848
Shanghai Pudong Development Bank -Zhengzhou Branch	6/16/2012	4,766,217
Shanghai Pudong Development Bank -Zhengzhou Branch	8/21/2012	1,588,739
Shanghai Pudong Development Bank -Zhengzhou Branch	9/21/2012	3,177,478
Shanghai Pudong Development Bank -Zhengzhou Branch	9/28/2012	3,177,478
Zhengzhou Bank - Nongye Eastern Road Branch	6/5/2012	3,971,848
Zhengzhou Bank - Nongye Eastern Road Branch	6/16/2012	3,177,478
China Minsheng Bank	8/15/2012	3,654,100
		$247,356,725

The bank notes payable do not carry a stated interest rate, but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to coming due, they can factor these notes to other financial institutions. These notes are short term in nature and, as such, the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s deposits as described in Note 2 E - Restricted Cash.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

11.	Loans

The components of the Company’s loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	3/31/2012
Anyang Rural Credit Cooperative – Tongye Branch	A	3/23/2013	10.933%	4,766,217
Shanghai Pudong Development Bank - Zhengzhou Branch	B	9/11/2012	6.710%	6,354,956
Shanghai Pudong Development Bank - Zhengzhou Branch	C	3/23/2013	7.820%	6,354,956
Shanghai Pudong Development Bank - Zhengzhou Branch	D	8/21/2012	6.710%	1,588,739
Bank of China – Huojiacun Branch	E	9/27/2012	7.216%	3,177,478
Commercial Bank of Anyang	F	5/9/2012	7.888%	3,177,478
Agricultural Bank of China – Anyang Branch	G	10/10/2012	8.856%	1,112,117
Agricultural Bank of China – Anyang Branch	H	10/10/2012	8.856%	1,588,739
Agricultural Bank of China – Anyang Branch	I	10/10/2012	8.856%	1,588,739
Agricultural Bank of China – Anyang Branch	J	10/10/2012	8.856%	3,654,100
Guangdong Development Bank - Anyang Branch	K	7/14/2012	7.216%	4,766,217
Guangdong Development Bank - Anyang Branch	L	6/7/2012	6.940%	1,588,739
Bank of Luoyang – Zhengzhou Branch	M	7/14/2012	7.872%	3,177,478
Bank of Luoyang – Zhengzhou Branch	N	4/10/2012	7.320%	3,177,478
China Merchants Bank – Anyang Branch	O	11/9/2012	7.544%	1,588,739
China Merchants Bank – Anyang Branch	P	11/30/2012	7.544%	1,588,739
Zhengzhou Bank – Nongye Eastern Road Branch	Q	12/14/2012	8.528%	4,766,217
Industrial Bank – Weiyi Branch	R	1/13/2013	7.216%	4,766,217
ICBC – Shuiye Branch	S	9/7/2012	7.216%	4,289,595
China Construction Bank – Anyang Branch	T	9/26/2012	6.655%	1,588,739
China Citic Bank - Anyang Branch	U	7/26/2012	7.216%	3,177,478
Tongye Credit Cooperatives - Anyang Branch	V	12/21/2012	15.088%	4,766,218

				$72,605,373

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Henan Hubo Cement Co., Ltd and Linzhou Hongqiqu Electrical Carbon co., Ltd
B.	Guaranteed by Anyang Liyuan Coking Co., Ltd and shareholders (Xinshun Wang, xinming Wang and Junsheng Cheng
C.	Guaranteed by Anyang Liyuan Coking Co., Ltd
D.	Guaranteed by Anyang Liyuan Coking Co., Ltd
E.	Guaranteed by Henan Xinlei Coking Group Co., Ltd
F.	Guaranteed by Anyang Liyuan Coking Co., Ltd
G.	Guaranteed by Henan Hubo Cement Co., Ltd
H.	Guaranteed by Henan Hubo Cement Co., Ltd
I.	Guaranteed by Henan Hubo Cement Co., Ltd
J.	Guaranteed by Henan Hubo Cement Co., Ltd
K.	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
L.	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
M.	Guaranteed by Anyang Xinpu Steel Co., Ltd, Xinshun Wang and Fengyun Wu
N.	Guaranteed by Xinlei Group Cheng Chen Coking and Xinshun Wang
O.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
P.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
Q.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Linzhou Hongqiqu electrical Carbon Co., Ltd
R.	Guaranteed by Henan Yutian Chemical Co., Ltd and Henan Chengyu Coking Co., Ltd
S.	Guaranteed by Cleaned coal
T.	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
U.	Guaranteed by Henan Shuncheng Group Coking Co., Ltd and Henan Small Corporation Investment Co., Ltd
V.	Guaranteed by Anyang Nianxinpu Steel Co., Ltd

12.	Other Payable

Other payable as of March 31, 2012 and December 31, 2011 is detailed in the table below:

	3/31/2012	12/31/2011
Project safety deposit	$1,611,310	$2,681,680
Payable for raw materials in operation	-	20,542
Advances from individuals and companies payable on demand	5,844,511	5,477,457
Others	-	999,933

	$7,455,821	$9,179,612

13.	Notes Payable to Related Party

Creditor	Note	3/31/2012	12/31/2011
Chairman, Wang Xinshun	A	$23,247,799	$25,785,216
SC Coke Shareholders	B	42,957,013	44,405,553
		$66,204,812	$70,190,769

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

A.	Notes Payable to Wang Xinshun

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the three months ended March 31, 2012.

B.	Notes Payable to SC Coke Shareholders

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

14.	Forgivable Loans

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

15.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of March 31, 2012:

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $250,088 as of March 31, 2012.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $ 449,513 for the three months ended March 31, 2012.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $ 374,856 as of March 31, 2012.

There were purchase transactions from Bailianpo amounted to approximately $7,401 for the three months ended March 31, 2012.

(b)	SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $ 172,812 as of March 31, 2012.

C. Advance to relatives of the Chairman

As of March 31, 2012 and December 31, 2011, the advances to relatives of the Chairman are $5,212,405 and $2,351,815, respectively

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

16.	Income Taxes

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the three months ended March 31, 2012 and 2011, respectively:

	3/31/2012	3/31/2011
Income (loss) before tax:
USA	$-	$-
HK	4	4
PRC	(17,938,280)	769,931
Total:	$(17,938,276)	$769,935

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$-	$204,264
Total provision for taxes (tax benefit):	$-	$204,264

Effective tax rate	25%	26.53%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2012 and 2011 are shown in the following table:

	3/31/2012	3/31/2011
US statutory tax rate	35%	34%
Lower rates in the PRC	-10%	-9%
Accrual and reconciling items	-	1.53%
Fully reserved net Operating Loss	-25%
Effective tax rate:	0%	26.53%

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

And for the three-month periods ended March 31, 2012 and 2011

17.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for eighteen companies (the “guarantees”) in the amount of approximately $136,027,835 at March 31, 2012. Of the aforementioned guarantees, six of the eighteen companies have, in turn, guaranteed debts of approximately $57,194,605 on behalf of SC Coke at March 31, 2012.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	3/31/2011
Anyang Minshan Group Co.	China Minsheng Banking Group	4/30/2013	4,766,217
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	5/15/2012	7,943,695
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	4/9/2012	3,177,478
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	7/3/2012	7,943,695
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	9/2/2012	7,943,695
Anyang Hengxiang Coal Co., Ltd	Agricultural Bank of China – Linzhou Branch	5/28/2012	667,270
Henan Hubo Cement Co., Ltd.	Bank of China – Anyang Branch	11/14/2012	4,766,217
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank – Anyang Branch	6/16/2012	3,812,974
Anyang Liyuan Coking co., Ltd	China Merchants Bank – Anyang Branch	1/31/2013	1,588,739
Anyang Liyuan coking co., Ltd	Shanghai Pudong Development Bank – Zhengzhou Branch	1/14/2014	14,298,651
Anyang Liyuan coking co., Ltd	Shanghai Pudong Development Bank – Zhengzhou Branch	6/10/2012	3,177,478
Anyang Liyuan coking co., Ltd	Shanghai Pudong Development Bank – Zhengzhou Branch	6/13/2012	2,383,109
Anyang Liyuan coking co., Ltd	Bank of Ping Ding Shan	5/2/2012	4,766,217
Anyang Liyuan coking co., Ltd	China Citic Bank	9/15/2012	3,177,478
Anyang Liyuan coking co., Ltd	Bank of Luoyang	4/21/2012	4,766,217
Anyang Liyuan coking co., Ltd	Bank of Luoyang	8/20/2012	4,766,217
Henan Baoshun Technology Co., Ltd	Agricultural Bank of China	6/24/2012	3,177,478
Henan Baoshun Technology Co., Ltd	Agricultural Bank of China	6/16/2012	3,177,478
Anyang Xintianhe Cement Co., Ltd	Guangdong Development Bank	6/13/2012	6,354,956
Henan Chengyu Coking co., Ltd	Guangdong Development Bank – Anyang Branch	9/20/2012	9,532,434
Henan Chengyu Coking co., Ltd	Anyang Rural Credit Cooperative – Tongye Branch	4/15/2013	3,177,478
Anyang Lichuag Co.	Guangdong Development Bank – Anyang Branch	3/8/2012	3,177,478
Henan Xinlei Group	Bank of Minsheng – Zhengzhou Branch	10/10/2012	1,588,739
Anyang Xinpu Steel Co., Ltd	City Cooperative	6/4/2012	7,149,326
Anyang Oili Cement Co., Ltd	Commercial Bank of Anyang	5/23/2012	635,496
Anyang Hongyuan Yinsheng Steel Co., Ltd	Commercial Bank of Anyang	5/5/2012	317,748
Henan Shuncheng Group Longdu Trade Co., Ltd	China Citic Bank – Anyang Branch	7/27/2012	3,177,478
Taifeng Company	Bank of Minsheng – Zhengzhou Branch	8/26/2012	1,588,739
Anyang Yuxin Activity of Limestone Co., Ltd	China Construction Bank	1/4/2013	1,906,487
Yulong Coking Co., Ltd	Guangdong Development Bank	2/1/2013	3,177,478
Yulong Coking Co., Ltd	Anyang Rural Credit Cooperative – Tongye Branch	2/15/2013	3,177,478
Linzhou Fengbao Pipe Co., Ltd	China Merchants Bank – Anyang Branch	3/30/2013	4,766,217
			$136,027,835

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at March 31, 2012:

Quarter ending March 31, 2012:	Principal	Payments
2012	$2,928,220	$3,675,889
2013	4,015,340	4,901,185
2014	4,370,983	4,901,185
2015	2,653,378	2,877,338
2016	1,174,959	1,198,891
Total future minimum lease payments	$15,142,880	$17,554,488

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of March 31, 2012, SC Coke had accrued approximately $12.4 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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

We control SC Coke and its operations through a series of contractual arrangements between Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WOFE”), our Chinese wholly-foreign owned enterprise subsidiary, and SC Coke and its shareholders.

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

 The corporate structure of the Company, after taking into account the Share Exchange, is as follows:

Contractual Arrangements

Our relationships with SC Coke and its shareholders are governed by a series of contractual arrangements, described below, through which we exercise management rights over SC Coke.  None of the Company, Shun Cheng HK, and Anyang WOFE owns any direct equity interest in SC Coke.  On March 19, 2010, Anyang WOFE entered into the following contractual arrangements with SC Coke and its shareholders:

Entrusted Management Agreement.  Pursuant to the entrusted management agreement between Anyang WOFE, on the one hand, and SC Coke and Wang Xinshun, Wang Xinming and Cheng Junsheng (collectively, the “SC Coke Shareholders”), on the other hand, (the “Entrusted Management Agreement”), SC Coke and the SC Coke Shareholders agreed to entrust the business operations of SC Coke and its management to Anyang WOFE until Anyang WOFE acquires all of the assets or equity of SC Coke (as more fully described under “Exclusive Option Agreement” below).  Under the Entrusted Management Agreement, Anyang WOFE manages SC Coke’s operations and assets, and controls all of SC Coke’s cash flow and assets through entrusted or designated bank accounts.  In turn, it is entitled to any of SC Coke’s net earnings as a management fee, and is obligated to pay all SC Coke’s debts to the extent SC Coke is not able to pay such debts.  Such management fees payable by SC Coke shall accrue until such time as the parties shall mutually agree.  The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of SC Coke by Anyang WOFE is completed.

Shareholders’ Voting Proxy Agreement.  Under the shareholders’ voting proxy agreement (the “Shareholders’ Voting Proxy Agreement”) between Anyang WOFE and the SC Coke Shareholders, the SC Coke Shareholders irrevocably and exclusively appointed the board of directors of Anyang WOFE as their proxy to vote on all matters that require SC Coke shareholder approval.  The Shareholders’ Voting Proxy Agreement shall not be terminated prior to the completion of the acquisition of all assets or equity of SC Coke by Anyang WOFE.

Exclusive Option Agreement.  Under the exclusive option agreement (the “Exclusive Option Agreement”) between Anyang WOFE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, the SC Coke Shareholders granted Anyang WOFE an irrevocable exclusive purchase option to purchase all or part of the shares or assets of SC Coke.  The option is exercisable at any time on or after June 28, 2010, but only to the extent that such purchase does not violate any PRC law then in effect.  The exercise price shall be the minimum price permitted under the PRC law then applicable and such price, subject to applicable PRC law, shall be refunded to Anyang WOFE or SC Coke for no consideration or the minimum consideration permitted under the PRC law then applicable, whichever is more, in a manner decided by Anyang WOFE, at its reasonable discretion.

Shares Pledge Agreement.  Under the shares pledge agreement between Anyang WOFE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, (the “Shares Pledge Agreement”), the SC Coke Shareholders pledged all of their equity interests in SC Coke, including the proceeds thereof, to guarantee all of Anyang WOFE’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement.  Prior to termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Anyang WOFE’s prior consent.

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

Results of Operations

Three Months ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Revenues.  During the three months ended March 31, 2012, the primary business of production and sale of coke has contributed 82% of SC Coke’s total revenues.  However, because refined coal is a raw material for coke production, as coke production increases, our internal consumption of refined coal increases, which reduces the amount of SC Coke’s own refined coal available for external sales and no external sales incurred in the first three months.

Primary Products

SC Coke’s revenues for the three months ended March 31, 2012 and 2011, contributed by its primary products of coke and refined coal, were as follows:

	Revenues
	Coke		Refined Coal	Total
Revenues
Three months ended March 31 2012	$62,469,009.00		$0	$62,469,009.00
Three months ended March 31 2011	65,200,598.15		332,746.13	65,533,344.28
Increase (decrease)	$(2,731,589.15)		$(332,746.13)	$(3,064,335.28)
% Increase (decrease)	(4.2)%		(100)%	(4.6)%
As Percentage of Total Revenues
Three months ended March 31 2012	82%		0%	82.0%
Three months ended March 31 2011	81%		0.4%	81.8%
Quantity Sold (metric tons)
Three months ended March 31 2012	250,162		0	250,162
Three months ended March 31 2011	259,140		1,800	260,940
Increase (decrease)	(8,978)		(1,800)	(10,778)
% Increase (decrease)	(3.5)%		(100)%	(4.1)%
Average Price Per Ton
Three months ended March 31 2012	$249.71	$	N/A
Three months ended March 31 2011	251.60		184.86
Increase (decrease)	$19.10	$	N/A
% Increase (decrease)	1%		N/A

Revenues for the three months ended March 31, 2012 decreased slightly from the revenues for the three months ended March 31, 2011, primarily from the downturn in Coke Market.

Sales volume for coke benefited from the downturn in Coke Market, while sales volume for refined coal decreased due to the decrease in the amount of refined coal available for external sales. Sales volume for the three months ended March 31, 2012 decreased over the comparable period in 2011 by 3.5% (from 259,140 tons to 250,162 tons); and there was no sales on refined coal.

Product unit price for coke was kept under low level. When compared with the same period of 2011, average sales price per ton for coke decreased from $251.60 to $249.71

Because of the downturn in product unit price and sales volume, revenues generated from coke and refined coal decreased from $65 million for the three months ended March 31, 2011 to $62 million for the three months ended March 31, 2012.

Secondary Products

SC Coke’s secondary product revenues for the three months ended March 31, 2012 and 2011were as follows:

	Medium Coal	Crude Benzol	Amsulfate	Coal Gas	Tar	Coke Grain	Coke Powder	Others	Total
Revenues
Three months ended March 31 2011	$473,688	$2,365,075	$301,987	$1,004,375	$6,719,954	$4,281	$2,899,921	$730,670	$14,499,950
Three months ended March 31 2012	10,917	3,027,807	606,384	838,868	5,532,524	-	3,440,101	320,050	13,776,651
Change	$(462,771)	$662,732	$304,397	$(165,507)	$(1,187,430)	$(4,281)	$540,180	$(410,620)	$(723,299)
% Change	-98%	28%	101%	-16%	-18%	-100%	19%	-56%	-5%
As% of Total Revenues
Three months ended March 31 2011	0.6%	3.0%	0.3%	1.3%	8.4%	0.0%	3.6%	0.9%	18.1%
Three months ended March 31 2012	0.0%	4.0%	0.8%	1.1%	7.3%	0.0%	4.5%	0.4%	18.1%

Along with the decrease in coke production and sales, the total revenue of our secondary products significantly decreased to $13.8 million in the three months ended March 31, 2012 from $14.5 million in the three months ended March 31, 2011, which was a decrease of 5%, similarly as a result of the downturn in coke market.  Revenue contribution from secondary products as a percentage of total revenues was 18.1% , in the three months ended March 31, 2012, same as in the three months ended March 31, 2011.  The percentage of revenues contributed by secondary products was primarily from the increase in the sales of tar.

Of the secondary products, the largest contributor to revenue was tar sales.  Tar sales decreased by 18% from $6.7 million in the three months ended March 31, 2011 to $5.5 million in the three months ended March 31, 2012.  Other secondary products sales experienced an increase from $7.8 million for the three months ended March 31, 2011 to $8.2 million for the three months ended March 31, 2012.

Cost of Goods Sold and Gross Profit.   Cost of goods sold is comprised of raw material, labor and manufacturing costs.  Cost of goods sold increased from $71 million in the three months ended March 31, 2011 to $82 million in the three months ended March 31, 2012.  The primary reasons for this increase were the increase in production and raw material costs.  Gross profit decreased from $8.5 million in the three months ended March 31, 2011 to $5.5 million loss in the three months ended March 31, 2012; and gross profit margin decreased from 10.7% in the three months ended March 31, 2011 to 7.2% loss in the three months ended March 31, 2012, due to an increase in the average unit raw material price.

Operating Expenses.  Operating expenses increased by 41% from $4.3 million in the three months ended March 31, 2011 to $6.0 million in the three months ended March 31, 2012.  Operating expenses are comprised of sales and marketing expenses and general and administrative expenses.  Sales and marketing expenses decreased marginally from $2.1 million in the three months ended March 31, 2011 to $1.4 million in the three months ended March 31, 2012.  General and administrative expenses increased from $2.2 million in the three months ended March 31, 2011 to $4.6 million in the three months ended March 31, 2012 due to costs associated with the impairment loss on inventory during the three months ended March 31, 2012.

Other Income and Expense.   Other income for the three months ended March 31, 2012 was $0.2 million compared to other expense of $0.01 million for the three months ended March 31, 2012 due to an increase in sales of waste material created during the production process.

Interest Income and Expense.  Interest expense for the three months ended March 31, 2011 was $3.9 million compared to interest expense for the three months ended March 31, 2012 of $7.7 million, due to an increase in bank notes payable during the period.  Interest income increased by $0.7 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Provision for Income Taxes.  Provision for income taxes in the three months ended March 31, 2012 was nil compared to provision for income taxes for the three months ended March 31, 2011 of $0.2 million.  SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended March 31, 2012 and 2011.

Net Income.   SC Coke recorded net loss of $18.0 million for the three months ended March 31, 2012 compared to net income of $0.6 million for the three months ended March 31, 2011.  The decrease was primarily due to the increase of $10.2 million of cost of sales.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $63,345,544 compared with net cash provided by operating activities for the three months ended March 31, 2011 of $20,382,214.  Net cash used by notes and accounts receivable was $10,895,005 for the three months ended March 31, 2012 compared with net cash provided of approximately $6,442,290 for the three months ended March 31, 2011.  However, net cash provided by notes and accounts payable was $84,303,385 for the three months ended March 31, 2012 compared with net cash provided of $47,927,874 for the three months ended March 31, 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $55,979,014 compared to $19,661,743 for the three months ended March 31, 2011.  The primary reasons were increased in restricted cash by $15,321,163 from $13,440,625 for the three months ended March 2011 to $28,761,788 for the three months ended March 31, 2012. And net cash used by purchase of PPE was $10,445,817 for the three months ended March 31, 2012 compared with net cash used of approximately $808,803 for the three months ended March 31, 2011

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the three months ended March 31, 2012 was $6,385,022 compared with net cash provided in financing activities of $1,661,438 for the three months ended March 31, 2011.  In the three months ended March 31, 2011, SC Coke repaid loans of $4,771,021 to related parties.

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

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability.  Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements. The growth of SC Coke has been dependent on outside financings to meet its liquidity, working capital and expansion expenditures. As of March 31, 2012, total loans payable were $72.6 million (excluding $66.2 million related party loan from SC Coke’s sole director), among which $72.6 million was short term and payable in the next 12 months. These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers.  These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued.  Bank notes were payable outstanding at March 31, 2012 were $247 million.

SC Coke’s management intends to continue to develop its business through (1) increased coking production volumes to seek to achieve greater economies of scale which it believes will increase productivity and energy efficiency; (2) better recycling and usage of coking byproducts which have higher profit margins and create less environmental impact; and (3) potential acquisitions or equity participation in third party coal mines to source raw materials.  Growth through facility expansion and acquisition will require additional bank financing and/or equity capital, and therefore the sustainability of such growth will be dependent upon the availability of financing arrangements and capital, if any, on acceptable terms.  SC Coke’s management believes that the costs associated with its expansion activities will be funded through cash flows from operations and additional short and long-term debt obligations and/or raising funds through equity offerings, if any such financing is available on terms acceptable to the Company.  If additional funding is not obtained, SC Coke will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund SC Coke’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

Capital Expenditures

During the year ended March 31, 2012, SC Coke made approximately additional capital expenditures of $2.7 million. Such additional capital expenditures were primarily used for the purchases of coking equipment, upgrades and improvements to its coke production facilities.

Foreign Currency Translation Gains and Losses

During three months ended March 31, 2012, SC Coke recognized a foreign currency translation gain of $1.9 million as compared to a foreign currency translation gain of $0.1 million for the three months ended March 31, 2011 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

As of March 31, 2012, SC Coke guaranteed the obligations of eighteen companies of approximately $136 million in total principal outstanding.  SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

We consolidated the financial position, results of operations, and cash flows of SC Coke and Longdu based on accounting guidance found in FASB ASC 810 Consolidation of Variable Interest Entities which calls for us to consider various factors indicative of the relationship between the WOFE and SC Coke and Longdu. We considered the risks (absorption of potential losses), benefits (residual returns), obligations (repayment of debt on behalf of subsidiaries or the operating entities), nature of the business, legal aspects, and the purpose of the entities in concluding that SC Coke and Longdu should be treated for accounting purposes as wholly-owned subsidiaries.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the six months ended June 30, 2010 and 2009. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest , which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

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

Income Taxes

SC Coke accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740) (formerly SFAS 109 Accounting for Income Taxes ). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We adopted accounting policies in accordance with GAAP with regard to provisions, reserves, inventory valuation method, and depreciation that are consistent with requirements under Chinese income tax laws. Therefore, there were no significant deferred tax assets or liabilities recorded during the six months ended June 30, 2010. We adopted the provisions of ASC 740, Income Taxes , on January 1, 2009. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

*    Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: May 15, 2011	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

Date: May 15, 2011	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

