Form 10-Q
period 2012-06-30
BIRCH BRANCH INC
filed 2012-08-14
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2012: 32,047,222.

BIRCH BRANCH, INC.

QUARTERLY REPORT ON FORM 10-Q

August 14, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	6/30/2012	12/31/2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,991,097	$2,704,987
Restricted cash	165,136,404	142,168,060
Bank notes receivable	4,280,051	145,162
Trade receivables, net	34,958,447	15,822,298
Other receivables	9,978,039	7,514,142
Related party receivables	9,829,010	3,500,715
Inventories	33,472,936	50,042,822
Advances to suppliers and prepayments	74,745,332	66,450,939
Deposits	2,982,340	3,301,491
Total current assets	339,373,656	291,650,616

Non-current assets:
Property, plant and equipment, net	142,308,930	68,927,116
Construction in Progress	30,366,688	83,621,292
Intangible assets, net	825,524	870,903
Long-term investments	25,752,825	24,352,460
Total non-current assets	199,253,967	177,771,771

Total assets	$538,627,623	$469,422,387

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	$231,298,113	$186,890,191
Short term bank loans	75,052,570	66,538,879
Accounts payable	98,957,591	68,841,304
Accrued liabilities	3,081,508	660,695
Taxes payable	15,898,875	12,199,742
Other payable	9,773,273	9,179,612
Long-term bank loans, current portion	6,324,211	3,142,331
Capital lease obligation, current portion	4,134,631	4,087,562
Customer deposits	19,812,313	8,202,109
Total current liabilities	464,333,085	359,742,425

Non-current liabilities:
Notes payable to related party	64,392,843	70,190,769
Forgivable loans	7,008,806	6,235,959
Long-term bank loans	-	3,142,332
Capital lease obligation, non-current portion	10,198,819	11,509,361
Total non-current liabilities	81,600,468	91,078,421
Total liabilities	$545,933.553	$450,820,846

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Balance Sheets

As of Jun 30, 2012 and December 31, 2011

(Stated in US Dollars)

	6/30/2012	12/31/2011
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-
Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of June 30, 2012 and December 31, 2011	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	(21,410,453)	6,369,358
Accumulated other comprehensive income	6,472,224	4,594,559
Non-controlling interest	434,213	439,538
Total stockholders’ equity	(7,305,930)	18,601,541

Total liabilities and equity	$538,627,623	$469,422,387

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Operations

For the three months and six months ended June 30, 2012 and 2011

(Stated in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$124,421,166	$107,899,146	$200,666,826	$187,932,441
Cost of revenues	122,241,886	101,111,277	203,944,779	172,571,056
Gross profit	2,179,280	6,787,869	(3,277,953)	15,361,385

Operating expenses:
Sales and marketing	4,740,319	2,674,728	6,157,072	4,800,537
General and administrative	2,715,185	2,489,127	7,309,315	4,641,387
Total operating expenses	7,455,504	5,163,855	13,466,387	9,441,924

Income (loss) from operations	(5,276,224)	1,624,014	(16,744,340)	5,919,461

Other income (expenses):
Interest income	1,069,337	445,038	2,096,381	776,897
Interest expense	(6,154,606)	(3,978,828)	(13,837,291)	(7,920,141)
Other income	526,092	534,207	726,143	739,870
Other expenses	(11,459)	(27,862)	(26,029)	(149,583)
Total other income (expenses)	(4,570,636)	(3,027,445)	(11,040,796)	(6,552,957)

Income (loss) before provision for income taxes	(9,846,860)	(1,403,431)	(27,785,136)	(633,496)

Provision for (benefit from) income taxes	-	(204,265)	-	-

Net income (loss)	$(9,846,860)	$(1,199,166)	$(27,785,136)	$(633,496)

Net income attributable to:
- Common stockholders	(9,844,267)	(1,194,180)	(27,779,811)	(632,744)
- Non-controlling interest	(2,593)	(4,986)	(5,325)	(752)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	(14,046)	821,411	1,877,665	965,495
Total Comprehensive Income/(Loss)	$(9,860,906)	$(377,755)	$(25,907,471)	$331,999

Earnings per share
- Basic	$(0.31)	$(0.04)	$(0.87)	$(0.02)
- Diluted	$(0.31)	$(0.04)	$(0.87)	$(0.02)

Weighted average shares outstanding
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

							Accumulated
						Non-	Other
	Common Stock		Registered	Statutory	Retained	controlling	Comprehensive	Total
	No. of Shares	Amount	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2011 (Audited)	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541
Apportionment of loss to non-controlling interest					(12,143)	12,143		-
Net income for year ended December 31, 2011					(32,117,864)			(32,117,864)
Foreign currency translation gain							1,227,864	1,227,864
Balance at December 31, 2011 (Audited)	32,047,222	$-	$6,963,403	$234,683	$6,369,358	$439,538	$4,594,559	$18,601,541
Apportionment of loss to non-controlling interest					5,325	(5,325)		-
Net income for six months ended June 30, 2012					(27,785,136)			(27,785,136)
Foreign currency translation gain							1,877,665	1,877,665
Balance at June 30, 2011	32,047,222	$-	$6,963,403	$234,683	$(21,410,453)	$434,213	$6,472,224	$(7,305,930)

Birch Branch, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(Stated in US Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(27,785,136)	$(633,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,076,021	4,229,481
Bad debt expense	-	79,620

Change in assets and liabilities:
Increase in Trade receivables	(19,036,586)	(1,926,474)
Decrease/(Increase) in Inventories	16,884,785	(4,855,376)
Increase in Prepayments and other receivables	(10,065,097)	(25,778,631)
Decrease/(Increase) in Related party receivables	612,017	(561,584)
Increase in Accounts payable	28,706,225	23,107,098
Decrease in Other payables and current liabilities	18,133,509	(10,149,136)
Net cash provided by (used in) operating activities	14,525,738	(16,488,498)

Cash flows from investing activities:
Increase in restricted cash	(22,073,739)	(54,882,726)
Long-term investment in equities	(1,247,125)	-
Acquisitions of property, plant and equipment	(10,596,516)	(3,638,778)
Increase in construction in progress	(14,383,931)	(21,636,736)
Increase in Bank notes receivable	(4,133,976)	(744,049)
Collection/(Advance) loans to individuals and companies	(227,762)	-
Advance to related parties	(6,918,283)	-
Net cash used in investing activities	(59,581,332)	(80,902,289)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	40,316,843	29,617,521
Repayment of bank borrowings and others	(32,221,853)	(24,137,708)
Increase in bank notes payable	43,231,899	79,680,310
Repayment of capital lease obligation	(1,654,603)	11,663,302
Proceeds from deposit for capital lease obligation	339,926	1,846,047
Proceeds from forgivable loans	733,607	-
Payment to related parties	(6,239,608)	-
Net cash provided by financing activities	44,506,211	98,669,472

Net increase in cash	1,286,110	2,024,762

Effect of exchange rate changes	1,835,493	746,077

Cash at beginning of the period	2,704,987	9,213,760

Cash at end of the period	$3,991,097	$11,238,522

Supplemental disclosure of cash flow information:
Interest received	$985,879	$776,897
Interest paid	9,976,831	9,863,174

Non-Cash Investing and Financing Activities:
Addition of PPE transferred from CIP	$69,382,559	$-
Accounts Payable for constructions	$976,872	$

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

B.	Variable Interest Entity Agreement

On March 19, 2010, Anyang WOFE entered into four contractual arrangements that for accounting purposes will be collectively known as the variable interest entity (“VIE”) agreement with the SC Coke Shareholders.  The VIE agreement entitles Anyang WOFE to 100% of the future earnings and losses of both SC Coke, and its proportional 86% share of the earnings of Longdu.  The Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K on July 2, 2010 that included the documents comprising the VIE agreement as exhibits.  The Company accounted for the VIE agreement, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, by consolidating SC Coke and Longdu as operating entities (similar to a subsidiary) of both Anyang WOFE and the Company, because the Company: (1) has the authority to direct the operations of SC Coke and Longdu, (2) has the authority to provide financial support for SC Coke and Longdu, and (3) is primary beneficiary of the results of operations of SC Coke and Longdu.  The significant terms of the VIE agreement are detailed for each of the contractual arrangements below:

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

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

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

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the six months ended June 30, 2012 and 2011. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	6/30/2012	12/31/2011	6/30/2011
Period/year end RMB: U.S. Dollar exchange rate	6.3249	6.3647	6.4640
Average RMB: U.S. Dollar exchange rate	6.3074	6.4735	6.5482

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

E.	Comprehensive Income

The Company accounts for comprehensive income in accordance with the provisions of ASC topic 220, Comprehensive Income , which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

3.	Trade Receivables

The Company’s trade receivables as of June 30, 2012 and December 31, 2011, as well as the activity in the Company’s allowance for bad debts for the six-month ended June 30, 2012 and the year ended December 31, 2011 are set forth below:

	6/30/2012	12/31/2011
Trade Receivables	$39,229,881	$20,093,732
Less: Allowance for Bad Debt	4,271,434	4,271,434
Trade Receivables, net	34,958,447	15,822,298

Allowance for Bad Debts
Beginning Balance	4,271,434	1,653,287
Provision for bad debts	-	2,618,147
Less: Allowance write back because of bad debt recovery	-	-
Ending Balance	$4,271,434	$4,271,434

4.	Other Receivables

Other receivables as of June 30, 2012 and December 31, 2011 are detailed in the table below:

	6/30/2012	12/31/2011
Project safety deposit	$7,905	$110
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	4,012,458	3,784,696
Others	5,957,676	3,729,336
	$9,978,039	$7,514,142

5.	Inventories

The components of the Company’s inventories as of June 30, 2012 and December 31, 2011 are as follows:

	6/30/2012	12/31/2011
Raw materials	$4,321,659	$1,588,832
Work in process and semi-finished goods	7,130,174	19,162,264
Finished goods	22,021,103	29,291,726
Total inventories	$33,472,936	$50,042,822

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of June 30, 2012 and December 31, 2011 are as follows:

	6/30/2012	12/31/2011
Construction projects prepayments	$-	$-
Prepayments for raw materials in operations	74,745,332	66,336,798
Prepaid taxes	-	114,141
	$74,745,332	$66,450,939

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

7.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

		Accumulated
6/30/2012	At Cost	Depreciation	Net
Buildings and plant	$35,820,788	$5,700,997	$30,119,791
Machinery and equipment	135,429,558	25,484,969	109,944,589
Electronic equipment	1,103,353	533,441	569,912
Vehicles	3,770,939	2,341,233	1,429,706
Wastewater treatment and environmental equipment	822,364	577,432	244,932
Total plant and equipment	$176,947,002	$34,638,072	$142,308,930

		Accumulated
12/31/2011	At Cost	Depreciation	Net
Buildings and plant	$35,576,186	$4,820,117	$30,756,069
Machinery and equipment	1,388,507	848,902	539,605
Electronic equipment	3,604,960	1,982,054	1,622,906
Vehicles	54,974,689	19,277,467	35,697,222
Wastewater treatment and environmental equipment	817,221	505,907	311,314
Total plant and equipment	$96,361,563	$27,434,447	$68,927,116

Depreciation expenses related to plant and equipment were $ 7,025,020 and $ 4,180,356 for the six months ended June 30, 2012 and 2011, respectively.

8.	Construction in Progress

The components of the Company’s construction in progress are as follows:

Description	6/30/2012	12/31/2011
Coking furnace	$340,921	$40,380,647
Office buildings	4,988,510	5,662,946
Plant and facilities	1,914,984	26,582,072
Sewage system	566,186	35,526
Deposits for construction projects	22,556,087	10,960,101
	$30,366,688	$83,621,292

9.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation:

Investment	Ownership	Type	6/30/2012
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$5,818,274
Anyang Urban Credit Cooperative	11.26%	Equity	9,451,375
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,463,280
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	8,019,896
			$25,752,825

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

10.	Bank Notes Payable

The following table provides the name of the financial institutions, due dates, and amounts outstanding at June 30, 2012 for the Company’s bank notes payable:

Financial Institution	Due Date	6/30/2012

Guangdong Development Bank - Anyang Branch	9/5/2012	3,162,105
Guangdong Development Bank - Anyang Branch	9/16/2012	3,162,105
Guangdong Development Bank - Anyang Branch	9/19/2012	3,162,105
Guangdong Development Bank - Anyang Branch	9/20/2012	1,581,053
Guangdong Development Bank - Anyang Branch	9/6/2012	3,162,105
Guangdong Development Bank - Anyang Branch	9/27/2012	1,581,053
Guangdong Development Bank - Anyang Branch	10/16/2012	2,371,579
Guangdong Development Bank - Anyang Branch	10/27/2012	3,162,105
Guangdong Development Bank - Anyang Branch	11/30/2012	2,371,579
China Construction Bank - Zhongzhou Branch	9/19/2012	6,324,212
Shanghai Pudong Development Bank -Zhengzhou Branch	7/5/2012	6,324,212
Shanghai Pudong Development Bank -Zhengzhou Branch	7/6/2012	3,162,105
Shanghai Pudong Development Bank -Zhengzhou Branch	7/6/2012	3,162,105
Shanghai Pudong Development Bank -Zhengzhou Branch	8/21/2012	1,581,053
Shanghai Pudong Development Bank -Zhengzhou Branch	9/21/2012	3,162,105
Shanghai Pudong Development Bank -Zhengzhou Branch	9/28/2012	3,162,105
Shanghai Pudong Development Bank -Zhengzhou Branch	11/24/2012	2,371,579
Shanghai Pudong Development Bank -Zhengzhou Branch	12/5/2012	5,059,369
Shanghai Pudong Development Bank -Zhengzhou Branch	12/7/2012	4,743,158
Shanghai Pudong Development Bank -Zhengzhou Branch	12/7/2012	3,162,105
Shanghai Pudong Development Bank -Zhengzhou Branch	12/12/2012	3,004,000
Shanghai Pudong Development Bank -Zhengzhou Branch	12/26/2012	2,371,579
Commercial Bank of Anyang	8/6/2012	9,486,316
Commercial Bank of Anyang	11/29/2012	6,324,211
Commercial Bank of Anyang	10/1/2012	4,743,158
Commercial Bank of Anyang	12/11/2012	3,162,105
Bank of Luoyang - Zhengzhou Branch	10/11/2012	4,743,158
Bank of Luoyang - Zhengzhou Branch	10/26/2012	1,581,053
Bank of Luoyang - Zhengzhou Branch	12/27/2012	3,320,211
China Everbright Bank - Zhengzhou Branch	7/30/2012	6,314,319
China Everbright Bank - Zhengzhou Branch	8/20/2012	4,743,158
China Everbright Bank - Zhengzhou Branch	8/21/2012	3,162,105
China Everbright Bank - Zhengzhou Branch	10/12/2012	3,162,105
China Everbright Bank - Zhengzhou Branch	12/20/2012	7,272,842
China Everbright Bank - Zhengzhou Branch	8/15/2012	3,162,105
China Everbright Bank - Zhengzhou Branch	8/27/2012	1,581,053
China Everbright Bank - Zhengzhou Branch	10/26/2012	3,162,105
China Everbright Bank - Zhengzhou Branch	11/8/2012	3,162,105
Bank of Mingsheng - Zhengzhou Branch	8/8/2012	7,905,263
Bank of Mingsheng - Zhengzhou Branch	8/13/2012	3,952,632
Bank of Mingsheng - Zhengzhou Branch	10/20/2012	7,272,842
Bank of Mingsheng - Zhengzhou Branch	12/4/2012	7,114,737
Bank of Mingsheng - Zhengzhou Branch	12/15/2012	1,976,316
Bank of Mingsheng - Zhengzhou Branch	10/24/2012	1,581,053
China Citic Bank- Anyang Branch	11/21/2012	1,581,053
China Citic Bank- Anyang Branch	11/25/2012	3,162,105
China Citic Bank- Anyang Branch	11/28/2012	3,636,421
Bank of Ping Ding Shan	9/26/2012	9,486,316
China Merchants Bank - Anyang Branch	9/13/2012	7,905,263
Bank of China-Huojiacun Branch	9/15/2012	6,403,263
Industrial Bank-Weiyi Branch	7/9/2012	7,905,263
Industrial Bank-Weiyi Branch	7/10/2012	7,905,263
Industrial Bank-Weiyi Branch	7/12/2012	6,324,211
Industrial Bank-Weiyi Branch	8/28/2012	1,581,053
Industrial and Commercial Bank of China - Shuiye Branch	10/27/2012	1,581,053
China Minsheng Banking Corp.	8/15/2012	3,636,421

		$231,298,113

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

11.	Loans

The components of the Company’s loans payable are as follows:

		Due	Interest
Name of Creditors	Note	Date	Rate	6/30/2012
Anyang Rural Credit Cooperative - Tongye Branch	A	3/23/2013	10.933%	4,743,158
Shanghai Pudong Development Bank - Zhengzhou Branch	B	9/11/2012	6.710%	6,324,211
Shanghai Pudong Development Bank - Zhengzhou Branch	C	3/23/2013	7.820%	6,324,211
Shanghai Pudong Development Bank - Zhengzhou Branch	D	8/21/2012	6.710%	1,581,053
Bank of China - Huojiacun Branch	E	9/27/2012	7.216%	3,162,105
Commercial Bank of Anyang	F	6/14/2013	6.310%	3,162,105
Agricultural Bank of China - Anyang Branch	G	10/10/2012	8.856%	1,106,737
Agricultural Bank of China - Anyang Branch	H	10/10/2012	8.856%	1,581,053
Agricultural Bank of China - Anyang Branch	I	10/10/2012	8.856%	1,581,053
Agricultural Bank of China - Anyang Branch	J	10/10/2012	8.856%	3,636,421
Guangdong Development Bank - Anyang Branch	K	7/14/2012	7.216%	4,743,158
Bank of Luoyang - Zhengzhou Branch	M	7/14/2012	7.872%	3,162,105
Bank of Luoyang - Zhengzhou Branch	N	4/9/2013	7.872%	3,162,105
Bank of Luoyang – Zhengzhou Branch		12/20/2012	7.020%	1,581,053
China Citic Bank – Anyang Branch	O	1/8/2013	7.544%	3,162,105
China Merchants Bank - Anyang Branch	P	11/9/2012	7.544%	1,581,053
China Merchants Bank - Anyang Branch	Q	11/30/2012	7.544%	1,581,053
Zhengzhou Bank - Nongye Eastern Road Branch	R	12/14/2012	8.528%	4,743,158
Industrial Bank - Weiyi Branch	S	1/13/2013	7.216%	4,743,158
ICBC - Shuiye Branch	T	9/7/2012	7.216%	4,268,842
ICBC - Shuiye Branch	U	10/1/2012	7.216%	2,845,895
China Construction Bank - Anyang Branch	V	9/26/2012	6.655%	1,581,053
China Construction Bank - Anyang Branch	W	10/26/2012	6.710%	3,162,105
China Citic Bank - Anyang Branch	X	7/26/2012	7.216%	3,162,105
Tongye Credit Cooperatives - Anyang Branch	Y	12/21/2012	15.088%	4,695,726

				$81.376,781

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A.	Guaranteed by Henan Hubo Cement Co., Ltd and Linzhou Hongqiqu Electrical Carbon co., Ltd
B.	Guaranteed by Anyang Liyuan Coking Co., Ltd and shareholders (Xinshun Wang, xinming Wang and Junsheng Cheng)
C.	Guaranteed by Anyang Liyuan Coking Co., Ltd
D	Guaranteed by Anyang Liyuan Coking Co., Ltd
E.	Guaranteed by Henan Xinlei Coking Group Co., Ltd
F.	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
G	Guaranteed by Henan Hubo Cement Co., Ltd
H.	Guaranteed by Henan Hubo Cement Co., Ltd
I.	Guaranteed by Henan Hubo Cement Co., Ltd
J.	Guaranteed by Henan Hubo Cement Co., Ltd
K	Guaranteed by Henan Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
M	Guaranteed by Anyang Xinpu Steel Co., Ltd, Xinshun Wang and Fengyun Wu
N.	Guaranteed by Xinlei Group Cheng Chen Coking and Xinshun Wang
O.	Guaranteed by Henan Chengyu Coking Co., Ltd
P.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
Q	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
R.	Guaranteed by Anyang Liyuan Coking Co., Ltd and Linzhou Hongqiqu electrical Carbon Co., Ltd
S.	Guaranteed by Henan Yutian Chemical Co., Ltd and Henan Chengyu Coking Co., Ltd
T.	Guaranteed by Cleaned coal
U	Guaranteed by Cleaned coal
V.	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
W	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
X	Guaranteed by Henan Shuncheng Group Coking Co., Ltd and Henan Small Corporation Investment Co., Ltd
Y	Guaranteed by Anyang Nianxinpu Steel Co., Ltd

12.	Other Payable

Other payable as of June 30, 2012 and December 31, 2011 is detailed in the table below:

	6/30/2012	12/31/2011
Project safety deposit	$1,702,817	$2,681,680
Payable for raw materials in operation	-	20,542
Advances from individuals and companies payable on demand	8,017,071	5,477,457
Others	53,385	999,933

	$9,773,273	$9,179,612

13.	Notes Payable to Related Party

Creditor	Note	6/30/2012	12/31/2011
Chairman, Wang Xinshun	A	$24,728,950	$25,785,216
SC Coke Shareholders	B	39,663,893	44,405,553
		$64,392,843	$70,190,769

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

A.	Notes Payable to Wang Xinshun

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the six months ended June 30, 2012.

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

15.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of June 30, 2012:

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $47,801 as of June 30, 2012.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $ 699,732 for the six months ended June 30, 2012.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $434,997 as of June 30, 2012.

There were purchase transactions from Bailianpo amounted to approximately $63,713 for the six months ended June 30, 2012.

(b)	SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $61,314 as of June 30, 2012.

C.	Advance to relatives of the Chairman

As of June 30, 2012 and December 31, 2011, the advances to relatives of the Chairman are $9,284,898 and $2,351,815, respectively

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

16.	Income Taxes

The Company and its operating entities are subject to income tax under the jurisdictions where they operate. The following table details the Company and its operating entities, and the statutory tax rates to which they are subject:

Entity	Country of Domicile	Income Tax Rate

Birch Branch, Inc.	USA	15.00%-35.00%
Shuncheng Holdings HongKong Ltd.	HK	16.50%
Anyang Shuncheng Energy Technology Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Coal Coke Co., Ltd.	PRC	25.00%
Henan Shuncheng Group Longdu Trade Co., Ltd.	PRC	25.00%

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the U.S. borders. The Company currently only incurs expenses in the United States that are associated with being a public company.

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the six months ended June 30, 2012 and 2011, respectively:

	6/30/2012	6/30/2011
Income (loss) before tax:
USA	$-	$-
HK	4	7
PRC	(26,746,368)	(633,503)
Total:	$(26,746,364)	$(633,496)

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$-	$-
Total provision for taxes (tax benefit):	$-	$-

Effective tax rate	25%	25%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2012 and 2011 are shown in the following table:

	6/30/2012	6/30/2011
US statutory tax rate	35%	35%
Lower rates in the PRC	-10%	-10%
Accrual and reconciling items		-25%
Fully reserved net Operating Loss	-25%
Effective tax rate:	0%	0%

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

17.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for seventeen companies (the “guarantees”) in the amount of approximately $114,942,526 at June 30, 2012. Of the aforementioned guarantees, seven of the thirty companies have, in turn, guaranteed debts of approximately $69,566,317 on behalf of SC Coke at June 30, 2012.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	6/30/2011
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.4.16	3,162,105
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.1.11	4,743,158
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.5.20	3,162,105
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.6.18	7,905,263
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2012.9.2	7,905,263
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.2.13	3,162,105
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	2012.11.14	4,743,158
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2013.1.31	1,581,053
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2013.12.20	7,905,263
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2012.8.16	7,114,737
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2012.9.20	3,162,105
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2012.8.1	3,162,105
Henan Liyuan Coking Co., Ltd	Bank of Luoyang - Zhengzhou Branch	2012.8.20	4,743,158
Henan Liyuan Coking Co., Ltd	Bank of China - Pangeng Branch	2013.3.23	6,324,211
Henan Chengyu Coking Co., Ltd	Guangdong Development Bank - Anyang Branch	2012.9.20	9,486,316
Henan Xinlei Group	China Minsheng Banking - Zhengzhou Branch	2012.10.10	1,581,053
Henan Fengtai Food Co.,	China Minsheng Banking - Zhengzhou Branch	2012.8.26	1,581,053
Anyang Zhanqian Materials Co.	Shanghai Pudong Development Bank -Zhengzhou Branch	2013.1.15	1,581,053
Anyang Houde Trade Co., Ltd	Citic Bank - Anyang Branch	2013.6.15	1,581,053
Anyang Xinpu Steel Co., Ltd	City Cooperative	2013.6.4	7,114,737
Anyang Qili Cement Co., Ltd	Bank of Anyang	2013.5.5	632,421
Anyang Hongyuan Yinsheng Steel Co., Ltd	Bank of Anyang	2013.5.5	158,105
Henan Shuncheng Group Longdu Trade Co., Ltd	Citic Bank - Anyang Branch	2012.7.27	3,162,105
Henan Yuxin Acticated Carbon Co., Ltd	China Construction Bank - Anyang Branch	2013.1.4	1,897,263
Anyang Lichuang Trade Co.	Guangdong Development Bank - Anyang Branch	2012.9.10	3,162,105
Henan Yulong Coking Co., Ltd	Tongye Credit Union	2013.2.15	3,162,105
Linzhou Fengbao Pipe Co., Ltd	China Minsheng Banking - Anyang Branch	2013.3.30	7,905,263
Anyang Zhongyang Industrial Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2012.9.6	790,526
Anyang Zhongyang Industrial Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2012.9.20	790,526
Anyang Zhongyang Industrial Co., Ltd	Bank of Luoyang - Zhengzhou Branch	2012.11.26	1,581,053

			$114,942,526

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at June 30, 2012:

Quarter ending June 30, 2012:	Principal	Payments
2012	$2,179,057	$2,845,193
2013	3,995,914	4,877,473
2014	4,349,836	4,877,473
2015	2,640,541	2,863,417
2016	1,168,102	1,193,091
Total future minimum lease payments	$14,333,450	$16,656,647

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of June 30, 2012, SC Coke had accrued approximately $15.9 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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

Shares Pledge Agreement. Under the shares pledge agreement between Anyang WOFE, on the one hand, and SC Coke and the SC Coke Shareholders, on the other hand, (the “Shares Pledge Agreement”), the SC Coke Shareholders pledged all of their equity interests in SC Coke, including the proceeds thereof, to guarantee all of Anyang WOFE’s rights and benefits under the Entrusted Management Agreement, the Exclusive Option Agreement and the Shareholders’ Voting Proxy Agreement. Prior to the termination of the Shares Pledge Agreement, the pledged equity interests cannot be transferred without Anyang WOFE’s prior consent.

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

Results of Operations

Three Months ended June 30, 2012 Compared to the Three Months ended June 30, 2011

Revenues. During the three months ended June 30, 2012, the primary business of production and sale of coke has contributed 87% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the three months ended June 30, 2012 and 2011, contributed by its primary products of coke and refined coal, were as follows:

	Revenues
	Coke	Refined Coal		Total
Revenues
Three months ended June 30 2012	$107,840,834		$1,219,569	$109,060,403
Three months ended June 30 2011	90,114,622		-	90,114,622
Increase (decrease)	$17,726,212		$1,219,569	$18,945,781
% Increase (decrease)	20%		n/a	21%
As Percentage of Total Revenues
Three months ended June 30 2012	87%		1%	88%
Three months ended June 30 2011	84%		0%	84%
Quantity Sold (metric tons)
Three months ended June 30 2012	429,184		6,000	435,184
Three months ended June 30 2011	365,026		-	365,026
Increase (decrease)	64,158		6,000	70,158
% Increase (decrease)	18%		n/a	19%
Average Price Per Ton
Three months ended June 30 2012	$251.27		$203
Three months ended June 30 2011	246.87		n/a
Increase (decrease)	$4.40	$	n/a
% Increase (decrease)	2%		n/a

Revenues for the three months ended June 30, 2012 increased significantly from the revenues for the three months ended June 30, 2011 by 18,945,781, from $90,114,622 primarily from the up in coke market.

Sales volume for coke benefited from the coke market, while sales volume for refined coal increased due to the decrease in the amount of refined coal available for external sales. Sales volume for coke for the three months ended June 30, 2012 increased over the comparable period in 2011 by 18% (from 365,026 tons to 429,184 tons); and there was no sales on refined coal for the three months ended June 30, 2011.

Product unit price for coke was kept at a low level. When compared with the same period of 2011, average sales price per ton for coke increased from $246.87 to $251.27.

Because of the up in product unit price and sales volume, revenues generated from coke and refined coal increased from $90 million for the three months ended June 30, 2011 to $109 million for the three months ended June 30, 2012.

Secondary Products

SC Coke’s secondary product revenues for the three months ended June 30, 2012 and 2011were as follows:

	Medium	Crude				Coke	Coke
	Coal	Benzol	Amsulfate	Coal Gas	Tar	Grain	Powder	Others	Total
Revenues
Three months ended June 30 2011	$235,791	$4,652,583	$396,644	$1,619,523	$6,716,248	$345,565	$3,367,512	$450,658	$17,784,524
Three months ended June 30 2012	$140,726	$4,424,130	$214,295	$845,313	$5,352,929	$21,654	$3,779,245	$582,471	$15,360,763
Change	$(95,065)	$(228,453)	$(182,349)	$(774,210)	$(1,363,319)	$(323,911)	$411,733	$131,813	$(2,423,761)
% Change	-40%	-5%	-46%	-48%	-20%	-94%	12%	29%	-14%
As% of Total Revenues
Three months ended June 30 2011	0.22%	4.31%	0.37%	1.50%	6.22%	0.32%	3.12%	0.42%	16.48%
Three months ended June 30 2012	0.11%	3.56%	0.17%	0.68%	4.30%	0.02%	3.04%	0.47%	12.35%

Along with the increase in coke production and sales, the total revenue of our secondary products decreased to $15.4 million for the three months ended June 30, 2012 from $17.8 million for the three months ended June 30, 2011, which was a decrease of 14%. Revenue contribution from secondary products as a percentage of total revenues was 12%, for the three months ended June 30, 2012, compared with 16% for the three months ended June 30, 2011. The decreased percentage of revenues contributed by secondary products was primarily from the decrease in the sales of tar.

Of the secondary products, the largest contributor to revenue was tar sales. Tar sales decreased by 20% from $6.7 million for the three months ended June 30, 2011 to $5.4 million for the three months ended June 30, 2012.

Cost of Goods Sold and Gross Profit. Cost of goods sold is comprised of raw material, labor and manufacturing costs. Cost of goods sold increased from $101 million for the three months ended June 30, 2011 to $122 million for the three months ended June 30, 2012. The primary reasons for this increase were the increase in production and raw material costs. Gross profit decreased from $6.8 million for the three months ended June 30, 2011 to $2.2 million loss for the three months ended June 30, 2012; and gross profit margin decreased from 6.3% for the three months ended June 30, 2011 to 1.8% loss for the three months ended June 30, 2012, due to an increase in the average unit raw material price.

Operating Expenses. Operating expenses increased by 44% from $5.2 million for the three months ended June 30, 2011 to $7.5 million in the three months ended June 30, 2012. Operating expenses are comprised of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses increased marginally from $2.7 million for the three months ended June 30, 2011 to $4.7 million in the three months ended June 30, 2012 which is due to the increased freight expense along with the increased sales. General and administrative expenses slightly increased from $2.5 million for the three months ended June 30, 2011 to $2.7 million for the three months ended June 30, 2012 .

Interest Income and Expense. Interest expense for the three months ended June 30, 2011 was $4 million compared to interest expense for the three months ended June 30, 2012 of $6.2 million, due to an increase in bank notes payable during the period. Interest income increased by $0.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Provision for Income Taxes. Provision for income taxes in the three months ended June 30, 2012 was nil compared to provision for income taxes for the three months ended June 30, 2011 of $0.2 million. SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended June 30, 2012 and 2011.

Net Income. SC Coke recorded net loss of $9.8 million for the three months ended June 30, 2012 compared to net loss of $1.2 million for the three months ended June 30, 2011. The decrease was primarily due to the reasons explained above.

Results of Operations

Six Months ended June 30, 2012 Compared to the Six Months ended June 30, 2011

Revenues. During the six months ended June 30, 2012, the primary business of production and sale of coke has contributed 85% of SC Coke’s total revenues.

Primary Products

SC Coke’s revenues for the six months ended June 30, 2012 and 2011, contributed by its primary products of coke and refined coal, were as follows:

	Revenues
	Coke	Refined Coal		Total
Revenues
Six months ended June 30 2012	$170,309,843		$1,219,569	$171,529,412
Six months ended June 30 2011	154,882,569		333,342	155,215,911
Increase (decrease)	$15,427,274		$886,227	$16,313,501
% Increase (decrease)	10%		266%	11%
As Percentage of Total Revenues
Six months ended June 30 2012	85%		1%	86%
Six months ended June 30 2011	82%		0%	82%
Quantity Sold (metric tons)
Six months ended June 30 2012	679,346		6,000	685,346
Six months ended June 30 2011	624,167		1,800	625,967
Increase (decrease)	55,179		4,200	59,379
% Increase (decrease)	9%		n/a	9%
Average Price Per Ton
Six months ended June 30 2012	$250.70		$203
Six months ended June 30 2011	248.14		n/a
Increase (decrease)	$2.56	$	n/a
% Increase (decrease)	1%		n/a

Revenues for the six months ended June 30, 2012 increased significantly from the revenues for the six months ended June 30, 2011 by 16,313,501, from $155,215,911 primarily from the up in Coke Market.

Sales volume for coke benefited from the Coke Market, while sales volume for refined coal increased due to the decrease in the amount of refined coal available for external sales. Sales volume for the six months ended June 30, 2012 increased over the comparable period in 2011 by 9% (from 624,167 tons to 679,346 tons).

Product unit price for coke was kept under low level. When compared with the same period of 2011, average sales price per ton for coke increased slightly from $248.14 to $250.70.

Because of the up in product unit price and sales volume, revenues generated from coke and refined coal increased from $155 million for the six months ended June 30, 2011 to $172 million for the six months ended June 30, 2012.

Secondary Products

SC Coke’s secondary product revenues for the six months ended June 30, 2012 and 2011were as follows:

	Medium	Crude				Coke	Coke
	Coal	Benzol	Amsulfate	Coal Gas	Tar	Grain	Powder	Others	Total
Revenues
Six months ended June 30 2011	$708,890	$6,993,527	$696,753	$2,615,823	$13,407,290	$347,746	$6,252,095	$1,694,406	$32,716,530
Six months ended June 30 2012	$151,643	$7,451,937	$820,679	$1,684,181	$10,885,453	$21,654	$7,219,346	$902,521	$29,137,414
Change	$(557,247)	$458,410	$123,926	$(931,642)	$(2,521,837)	$(326,092)	$967,251	$(791,885)	$(3,579,116)
% Change	-79%	7%	18%	-36%	-19%	-94%	15%	-47%	-11%
As% of Total Revenues
Six months ended June 30 2011	0.38%	3.72%	0.37%	1.39%	7.13%	0.19%	3.33%	0.90%	17.41%
Six months ended June 30 2012	0.08%	3.71%	0.41%	0.84%	5.42%	0.01%	3.60%	0.45%	14.52%

Along with the increase in coke production and sales, the total revenue of our secondary products decreased to $29.1 million for the six months ended June 30, 2012 from $32.7 million for the six months ended June 30, 2011, which was a decrease of 11%. Revenue contribution from secondary products as a percentage of total revenues was 15%, for the six months ended June 30, 2012, compared with 17% for the six months ended June 30, 2011. The decreased percentage of revenues contributed by secondary products was primarily from the decrease in the sales of tar.

Of the secondary products, the largest contributor to revenue was tar sales. Tar sales decreased by 19% from $13.4 million for the six months ended June 30, 2011 to $10.9 million for the six months ended June 30, 2012.

Cost of Goods Sold and Gross Profit. Cost of goods sold is comprised of raw material, labor and manufacturing costs. Cost of goods sold increased from $173 million for the six months ended June 30, 2011 to $204 million for the six months ended June 30, 2012. The primary reasons for this increase were the increase in production and raw material costs. Gross profit decreased from $15.4 million for the six months ended June 30, 2011 to $3.3 million loss for the six months ended June 30, 2012; and gross profit margin decreased from 8.2% for the six months ended June 30, 2011 to 1.6% loss for the six months ended June 30, 2012, due to an increase in the average unit raw material price.

Operating Expenses. Operating expenses increased by 43% from $9.4 million for the six months ended June 30, 2011 to $13.5 million for the six months ended June 30, 2012. Operating expenses are comprised of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses increased marginally from $4.8 million for the six months ended June 30, 2011 to $6.2 million for the six months ended June 30, 2012, which is due to the increased freight expenses along with the increased sales. General and administrative expenses increased from $4.6 million for the six months ended June 30, 2011 to $7.3 million for the six months ended June 30, 2012 due to the inventory impairment provision accrued in the six months ended June 30, 2012.

Interest Income and Expense. Interest expense for the six months ended June 30, 2011 was $7.9 million compared to interest expense for the six months ended June 30, 2012 of $13.8 million, due to an increase in bank notes payable during the period. Interest income increased by $1.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Income. SC Coke recorded net loss of $27.8 million for the six months ended June 30, 2012 compared to net loss of $0.6 million for the six months ended June 30, 2011. The decrease was due to the reasons explained above.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2012 was $9,662,543 compared with net cash used by operating activities for the three months ended June 30, 2011 of $2,195,367. Net cash provided by inventory was $11,743,537 for the three months ended June 30, 2012 compared with net cash used of approximately $2,330,535 for the three months ended June 30, 2011.

Net cash provided by operating activities for the six months ended June 30, 2012 was $14,525,738 compared with net cash used by operating activities for the six months ended June 30, 2011 of $16,488,498. Net cash used by prepayment and other receivable was $10,065,097 for the six months ended June 30, 2012 compared with net cash used of approximately $25,778,631 for the six months ended June 30, 2011. Net cash provided by inventory was $16,884,785 for the six months ended June 30, 2012 compared with net cash used of approximately $4,855,376 for the six months ended June 30, 2011. Moreover, Net cash provided by other payable and current liabilities was $18,133,509 for the six months ended June 30, 2012 compared with net cash used of $10,149,136 for the six months ended June 30, 2011. However, net cash used by accounts receivable was $19,036,586 for the six months ended June 30, 2012 compared with net cash provided of $1,926,474 for the six months ended June 30, 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended June 30, 2012 was $3,708,448 compared to $63,525,373 for the three months ended June 30, 2011. Net cash provided by restricted cash was $6,688,049 for the three months ended June 30, 2012 compared with net cash used of approximately $41,442,101 for the three months ended June 30, 2011. Net cash used by construction in progress was $1,699,995 for the three months ended June 30, 2012 compared with net cash used of $16,358,806 for the three months ended June 30, 2011.

Net cash used in investing activities was $59,581,332 for the six months ended June 30, 2012 as compared to $80,902,289 for the six months ended June 30, 2011. The primary reason was that we have invested in building our infrastructures and increased in restricted cash in the first half of 2011.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the three months ended June 30, 2012 was $7,484,986 compared with net cash provided in financing activities of $64,617,516 for the three months ended June 30, 2011. Net cash used by bank notes payable was $15,144,320 for the three months ended June 30, 2012 compared with net cash provided of approximately $47,289,792 for the three months ended June 30, 2011.

Net cash used in financing activities was $44,506,211 for the six months ended June 30, 2012 as compared to $98,669,472 for the six months ended June 30, 2011. Net cash provided by bank notes payable was $43,231,899 for the six months ended June 30, 2012 compared with net cash provided of approximately $79,680,310 for the six months ended June 30, 2011. And, for the six months ended June 30, 2012, SC Coke repaid loans of $6,239,608 to related parties.

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

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability. Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements. The growth of SC Coke has been dependent on outside financings to meet its liquidity, working capital and expansion expenditures. As of June 30, 2012, total loans payable were $81.4 million (excluding $64.4 million related party loan from SC Coke’s sole director), among which $81.4 million was short term and payable in the next 12 months. These loans have interest rates ranging from 5.31% to 8.85%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers. These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued. Bank notes were payable outstanding at June 30, 2012 were $75 million.

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

Capital Expenditures

During the year ended June 30, 2012, SC Coke made approximately additional capital expenditures of $3.8 million. Such additional capital expenditures were primarily used for the purchases of coking equipment, upgrades and improvements to its coke production facilities.

Foreign Currency Translation Gains and Losses

During three months ended June 30, 2012, SC Coke recognized a foreign currency translation loss of $0.01 million as compared to a foreign currency translation gain of $0.8 million for the three months ended June 30, 2011 due to a slightly decrease in the value of the RMB to the U.S. Dollar in the second quarter. During six months ended June 30, 2012, SC Coke recognized a foreign currency translation gain of $1.9 million as compared to a foreign currency translation gain of $1.0 million for the six months ended June 30, 2011 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

As of June 30, 2012, SC Coke guaranteed the obligations of seventeen companies of approximately $115 million in total principal outstanding. SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the six months ended June 30, 2012 and 2011. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest , which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL)

*    To be filed by amendment and shall not be filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: August 14, 2012	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

Date: August 14, 2012	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

