Form 10-Q/A
period 2012-06-30
BIRCH BRANCH INC
filed 2012-09-06
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purposes of this Amendment No. 1 to Birch Branch Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), are to 1) correct a typographical error as to the disclosure of total liability on page 2 of the Form 10-Q and revise total liability from $545,933.553 to $545,933,553, and 2) revise the disclosure of income (loss) before tax due to the PRC on page 18 of the Form 10-Q from $26,746,368 to $27,785,140 and total income (loss) before tax from $26,746,364 to $ 27,785,136. There are no other changes to the Form 10Q. This Amendment No. 1 to the Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	6/30/2012	12/31/2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,991,097	$2,704,987
Restricted cash	165,136,404	142,168,060
Bank notes receivable	4,280,051	145,162
Trade receivables, net	34,958,447	15,822,298
Other receivables	9,978,039	7,514,142
Related party receivables	9,829,010	3,500,715
Inventories	33,472,936	50,042,822
Advances to suppliers and prepayments	74,745,332	66,450,939
Deposits	2,982,340	3,301,491
Total current assets	339,373,656	291,650,616

Non-current assets:
Property, plant and equipment, net	142,308,930	68,927,116
Construction in Progress	30,366,688	83,621,292
Intangible assets, net	825,524	870,903
Long-term investments	25,752,825	24,352,460
Total non-current assets	199,253,967	177,771,771

Total assets	$538,627,623	$469,422,387

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	$231,298,113	$186,890,191
Short term bank loans	75,052,570	66,538,879
Accounts payable	98,957,591	68,841,304
Accrued liabilities	3,081,508	660,695
Taxes payable	15,898,875	12,199,742
Other payable	9,773,273	9,179,612
Long-term bank loans, current portion	6,324,211	3,142,331
Capital lease obligation, current portion	4,134,631	4,087,562
Customer deposits	19,812,313	8,202,109
Total current liabilities	464,333,085	359,742,425

Non-current liabilities:
Notes payable to related party	64,392,843	70,190,769
Forgivable loans	7,008,806	6,235,959
Long-term bank loans	-	3,142,332
Capital lease obligation, non-current portion	10,198,819	11,509,361
Total non-current liabilities	81,600,468	91,078,421
Total liabilities	$545,933,553	$450,820,846

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the six months ended June 30, 2012 and 2011, respectively:

	6/30/2012	6/30/2011
Income (loss) before tax:
USA	$-	$-
HK	4	7
PRC	(27,785,140)	(633,503)
Total:	$(27,785,136)	$(633,496)

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$-	$-
Total provision for taxes (tax benefit):	$-	$-

Effective tax rate	25%	25%

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

PART II – OTHER INFORMATION

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

BIRCH BRANCH, INC.

Date: September 6, 2012	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

Date: September 6, 2012	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

