Form 10-Q/A
period 2012-06-30
BIRCH BRANCH INC
filed 2012-09-11
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 11, 2012: 32,047,222.

Explanatory Note

The sole purpose of this Amendment No. 2 to Birch Branch Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 6.	Exhibits
31.1*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

XBRL Exhibit**

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the 10-Q

**	Furnished, not filed, herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: September 11, 2012	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer and Director

Date: September 11, 2012	By:	/s/ Lei Wang
Lei Wang
Chief Financial Officer

3