Form 10-Q
period 2012-09-30
BIRCH BRANCH INC
filed 2013-01-07
CIK 857872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2012: 32,047,222.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Birch Branch, Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

(Unaudited)

	9/30/2012	12/31/2011
	(Unaudited)
Assets
Current assets:
Cash	$8,542,463	$2,704,987
Restricted cash	141,534,877	142,168,060
Bank notes receivable	2,946,590	145,162
Trade receivables, net	19,517,860	15,822,298
Other receivables	13,089,168	7,514,142
Related party receivables	9,336,450	3,500,715
Inventories	31,107,545	50,042,822
Advances to suppliers and prepayments	100,493,266	66,450,939
Deposits	2,974,767	3,301,491
Total current assets	329,542,986	291,650,616

Non-current assets:
Property, plant and equipment, net	139,330,794	68,927,116
Construction in Progress	22,528,287	83,621,292
Intangible assets, net	798,063	870,903
Long-term investments	27,264,476	24,352,460
Total non-current assets	189,921,620	177,771,771

Total assets	$519,464,606	$469,422,387

Liabilities and Stockholders’ Equity

Liabilities

Current liabilities:
Bank notes payable	$190,979,341	$186,890,191
Short term bank loans	82,431,793	66,538,879
Accounts payable	116,536,309	68,841,304
Accrued liabilities	3,258,630	660,695
Taxes payable	16,752,464	12,199,742
Other payable	8,277,202	9,179,612
Long-term bank loans, current portion	5,835,042	3,142,331
Capital lease obligation, current portion	4,384,483	4,087,562
Customer deposits	27,569,639	8,202,109
Total current liabilities	456,024,903	359,742,425

Non-current liabilities:
Notes payable to related party	62,806,908	70,190,769
Forgivable loans	9,719,287	6,235,959
Long-term bank loans	-	3,142,332
Capital lease obligation, non-current portion	9,164,852	11,509,361
Total non-current liabilities	81,691,047	91,078,421
Total liabilities	$537,715,950	$450,820,846

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

(Unaudited)

	9/30/2012	12/31/2011
	(Unaudited)	(Audited)
Stockholders’ Equity
Preferred stock, 50,000,000 shares authorized, $0 par value, 0 shares issued and outstanding	$-	$-
Common stock, 500,000,000 shares authorized, $0 par value, 32,047,222 and 32,047,222 shares issued and outstanding as of September 30, 2012 and December 31, 2011	6,963,403	6,963,403
Statutory reserve	234,683	234,683
Retained earnings	(32,374,640)	6,369,358
Accumulated other comprehensive income	6,490,204	4,594,559
Non-controlling interest	435,006	439,538
Total stockholders’ equity	(18,251,344)	18,601,541

Total liabilities and equity	$519,464,606	$469,422,387

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Operations

For the three months and nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$92,334,315	$114,953,099	$293,001,141	$302,885,541
Cost of revenues	93,753,039	112,925,723	297,697,818	285,496,778
Gross profit	(1,418,724)	2,027,376	(4,696,677)	17,388,763

Operating expenses:
Sales and marketing	4,080,425	1,925,134	10,237,497	6,725,671
General and administrative	1,353,066	1,666,839	8,662,381	6,308,226
Total operating expenses	5,433,491	3,591,973	18,899,878	13,033,897

Income (loss) from operations	(6,852,215)	(1,564,597)	(23,596,555)	4,354,866

Other income (expenses):
Interest income	(306,628)	857,196	1,789,753	1,634,093
Interest expense	(3,900,142)	(4,835,012)	(17,737,433)	(12,755,153)
Other income	145,180	534,332	871,323	1,081,728
Other expenses	(49,589)	(27,109)	(75,618)	(176,693)
Gain on investment	-	1,248		193,721
Total other income (expenses)	(4,111,179)	(3,469,345)	(15,151,975)	(10,022,304)

Income (loss) before provision for income taxes	(10,963,394)	(5,033,942)	(38,748,530)	(5,667,438)

Provision for (benefit from) income taxes	-	-	-	-

Net income (loss)	$(10,963,394)	$(5,033,942)	$(38,748,530)	$(5,667,438)

Net income attributable to:
- Common stockholders	(10,964,187)	(5,076,521)	(38,743,998)	(5,624,108)
- Non-controlling interest	793	(42,578)	(4,532)	(43,330)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	17,980	416,161	1,895,645	1,381,656
Total Comprehensive Income/(Loss)	$(10,945,414)	$(4,617,781)	$(36,852,885)	$(4,285,782)

Earnings per share
- Basic	$(0.34)	$(0.16)	$(1.21)	$(0.18)
- Diluted	$(0.34)	$(0.16)	$(1.21)	$(0.18)

Weighted average shares outstanding
- Basic	32,047,222	32,047,222	32,047,222	32,047,222
- Diluted	32,047,222	32,047,222	32,047,222	32,047,222

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

(Unaudited)

							Accumulated
						Non-	Other
	Common Stock		Registered	Statutory	Retained	controlling	Comprehensive	Total
	No. of Shares	Amount	Capital	Reserve	Earnings	Interest	Income	Equity
Balance at January 1, 2011 (Audited)	32,047,222	$-	$6,963,403	$234,683	$38,499,365	$427,395	$3,366,695	$49,491,541

Apportionment of loss to non-controlling interest					(12,143)	12,143		-
Net income for year ended December 31, 2011					(32,117,864)			(32,117,864)
Foreign currency translation gain							1,227,864	1,227,864
Balance at December 31, 2011 (Audited)	32,047,222	$-	$6,963,403	$234,683	$6,369,358	$439,538	$4,594,559	$18,601,541

Apportionment of loss to non-controlling interest					4,532	(4,532)
Net loss for nine months ended September 30, 2012					(38,748,530)	-	-	(38,748,530)
Foreign currency translation gain							1,895,645	1,895,645
Balance at September 30, 2011	32,047,222	$-	$6,963,403	$234,683	$(32,374,640)	$435,006	$6,490,204	(18,251,344)

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income/(loss)	$(38,748,530)	$(5,667,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,966,436	6,197,844

Change in assets and liabilities:
Increase in Trade receivables	(3,636,425)	4,995,879
Decrease/(Increase) in Inventories	19,122,316	(3,477,481)
Increase in Prepayments and other receivables	(39,090,244)	(22,256,982)
Decrease/(Increase) in Related party receivables	447,251	(127,510)
Increase in Accounts payable	42,009,551	28,014,703
Decrease in Other payables and current liabilities	25,502,744	(24,936,768)
Net cash provided by (used in) operating activities	16,573,099	(17,257,753)

Cash flows from investing activities:
Increase in restricted cash	1,164,548	(46,731,621)
Long-term investment in equities	(2,820,997)	(4,343,954)
Acquisitions of property, plant and equipment	(12,253,481)	(6,669,816)
Decrease/(Increase) in construction in progress	(2,817,639)	(26,101,295)
Decrease/(Increase) in Bank notes receivable	(2,800,885)	3,893,186
Collection/(Advance) loans to individuals and companies	(250,658)	-
Collection/(Advance) to related parties	(6,269,902)	-
Net cash provided by (used in) investing activities	(26,049,014)	(79,953,500)

Cash flows from financing activities:
Proceeds from borrowings from bank and others	75,697,839	12,034,860
Repayment of bank borrowings and others	(60,526,731)	-
Increase/(Decrease) in bank notes payable	3,390,633	63,501,656
Proceeds/(Repayment) of capital lease obligation	(2,398,125)	11,292,944
Proceeds from deposit for capital lease obligation	339,064	1,817,694
Proceeds from forgivable loans	3,460,021	-
Payment to related parties	(7,646,205)	-
Net cash provided by (used in)financing activities	12,316,496	88,647,154

Net increase in cash	5,837,476	(6,861,231)

Effect of exchange rate changes	2,996,895	1,702,868

Cash at beginning of the period	2,704,987	9,213,760

Cash at end of the period	$8,542,463	$2,352,529

Supplemental disclosure of cash flow information:
Interest received	$984,381	$1,634,093
Interest paid	9,961,669	(12,470,954)
Income taxes paid	-	10,845,094

Non-Cash Investing and Financing Activities:
Addition of PPE transferred from CIP	$68,741,410	$-
Accounts Payable for constructions	$5,428,154	$-

The accompanying notes are an integral part of these consolidated financial statements

Birch Branch, Inc.

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

1.	The Company and Principal Business Activities

A.	Organizational History

I.	Ultimate Holding Company

a.)	Birch Branch, Inc. (“BRBH”) was incorporated in the State of Colorado on September 29, 1989. BRBH was originally formed to pursue real estate development projects until December 16, 2006. Unless the context requires or is otherwise indicated, the term the “Company” includes BRBH and the following entities, after giving effect to the Share Exchange (as defined herein):

II.	Intermediary Holding Companies

a.)	Shun Cheng Holdings Hong Kong Limited (“Shun Cheng HK”) is an investment holding company that was incorporated in Hong Kong on December 18, 2009.

Shun Cheng HK does not have any operations.  Its sole purpose is to act as an intermediary holding company.

b.)	On March 17, 2010, under the laws of the Henan Province, in the People’s Republic of China (“PRC”), Anyang Shuncheng Energy Technology Co., Ltd. (“Anyang WOFE”) was incorporated as a wholly-foreign owned entity. Anyang WOFE is wholly-owned by Shun Cheng HK.

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

As of September 30, 2012 and December 31, 2011

(Unaudited)

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

As of September 30, 2012 and December 31, 2011

(Unaudited)

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

As of September 30, 2012 and December 31, 2011

(Unaudited)

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

The accompanying consolidated financial statements are presented in U.S. Dollars. The functional currency of the Company’s operating entities is the RMB, the official currency of the PRC. Capital accounts of the consolidated financial statements are translated into U.S. Dollars from RMB at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of the balance sheet date.  Income and expenditures are translated at the average exchange rates for the nine months ended September 30, 2012 and 2011. Currency translation adjustment results from translation to U.S. Dollar for financial reporting purposes are recorded in other comprehensive income as a component of owners’ equity.  A summary of the conversion rates for the periods presented is as follows:

	9/30/2012	12/31/2011	9/30/2011
Period/year end RMB: U.S. Dollar exchange rate	6.3410	6.3647	6.4640
Average RMB: U.S. Dollar exchange rate	6.3170	6.4735	6.5482

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

3.	Trade Receivables

The Company’s trade receivables as of September 30, 2012 and December 31, 2011, as well as the activity in the Company’s allowance for bad debts for the nine-month ended September 30, 2012 and the year ended December 31, 2011 are set forth below:

	9/30/2012	12/31/2011
Trade Receivables	$23,789,294	$20,093,732
Less: Allowance for Bad Debt	4,271,434	4,271,434
Trade Receivables, net	19,517,860	15,822,298

Allowance for Bad Debts
Beginning Balance	4,271,434	1,653,287
Provision for bad debts	-	2,618,147
Ending Balance	$4,271,434	$4,271,434

4.	Other Receivables

Other receivables as of September 30, 2012 and December 31, 2011 are detailed in the table below:

	9/30/2012	12/31/2011
Project safety deposit	$7,885	$110
Non-collateralized, non-interest bearing loans to individuals and companies receivable on demand	5,149,044	3,784,696
Others	7,932,239	3,729,336
	$13,089,168	$7,514,142

5.	Inventories

The components of the Company’s inventories as of September 30, 2012 and December 31, 2011 are as follows:

	9/30/2012	12/31/2011
Raw materials	$1,445,622	$1,588,832
Work in process and semi-finished goods	6,616,463	19,162,264
Finished goods	23,045,460	29,291,726
Total inventories	$31,107,545	$50,042,822

6.	Advances to Suppliers and Prepayments

The components of the Company’s advances to suppliers and prepayments as of September 30, 2012 and December 31, 2011 are as follows:

	9/30/2012	12/31/2011
Prepayments for raw materials in operations	100,493,266	66,336,798
Prepaid taxes	-	114,141
	$100,493,266	$66,450,939

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

7.	Property, Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

		Accumulated
9/30/2012	At Cost	Depreciation	Net
Buildings and plant	$35,729,838	$6,115,364	29,614,474
Machinery and equipment	136,304,584	28,619,134	107,685,450
Electronic equipment	3,761,364	2,468,907	1,292,457
Vehicles	1,100,551	577,583	522,968
Wastewater treatment and environmental equipment	820,276	604,831	215,445
Total plant and equipment	$177,716,613	$38,385,819	139,330,794

		Accumulated
12/31/2011	At Cost	Depreciation	Net
Buildings and plant	$35,576,186	$4,820,117	$30,756,069
Machinery and equipment	1,388,507	848,902	539,605
Electronic equipment	3,604,960	1,982,054	1,622,906
Vehicles	54,974,689	19,277,467	35,697,222
Wastewater treatment and environmental equipment	817,221	505,907	311,314
Total plant and equipment	$96,361,563	$27,434,447	$68,927,116

Depreciation expenses related to plant and equipment were $ 10,890,051 and $ 6,121,245 for the nine months ended September 30, 2012 and 2011, respectively.

8.	Construction in Progress

The components of the Company’s construction in progress are as follows:

Description	9/30/2012	12/31/2011
Coking furnace	$483,801	$40,380,647
Office buildings	4,761,238	5,662,946
Plant and facilities	1,898,297	26,582,072
Sewage system	34,120	35,526
Deposits for construction projects	15,350,831	10,960,101
	$22,528,287	$83,621,292

9.	Investments

The following tabulation presents SC Coke’s investment in non-controlled entities, which are not included in the consolidation:

Investment	Ownership	Type	9/30/2012
Anyang Rural Credit Cooperative - Tongye Branch	11.26%	Equity	$7,380,539
Anyang Urban Credit Cooperative	11.26%	Equity	9,427,377
Ansteel Group Metallurgy Stove Co., Ltd.	19%	Equity	2,457,026
Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd.	16%	Equity	7,999,534
			$27,264,476

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

10.	Bank Notes Payable

The following table provides the name of the financial institutions, due dates, and amounts outstanding at September 30, 2012 for the Company’s bank notes payable:

Financial Institution	Due Date	9/30/2012

Guangdong Development Bank - Anyang Branch	10/16/2012	2,365,557
Guangdong Development Bank - Anyang Branch	10/27/2012	3,154,077
Guangdong Development Bank - Anyang Branch	11/30/2012	2,365,557
Guangdong Development Bank - Anyang Branch	3/5/2013	1,577,038
Guangdong Development Bank - Anyang Branch	3/14/2013	2,365,557
Guangdong Development Bank - Anyang Branch	3/19/2013	788,519
Guangdong Development Bank - Anyang Branch	3/20/2013	630,815
China Construction Bank - Zhongzhou Branch	3/23/2013	6,308,153
Shanghai Pudong Development Bank -Zhengzhou Branch	1/5/2013	9,462,231
Shanghai Pudong Development Bank -Zhengzhou Branch	11/24/2012	2,365,557
Shanghai Pudong Development Bank -Zhengzhou Branch	12/5/2012	5,046,523
Shanghai Pudong Development Bank -Zhengzhou Branch	12/7/2012	4,731,115
Shanghai Pudong Development Bank -Zhengzhou Branch	12/7/2012	3,154,077
Shanghai Pudong Development Bank -Zhengzhou Branch	12/12/2012	2,996,373
Shanghai Pudong Development Bank -Zhengzhou Branch	12/26/2012	2,365,557
Shanghai Pudong Development Bank -Zhengzhou Branch	2/15/2013	1,577,038
Shanghai Pudong Development Bank -Zhengzhou Branch	3/12/2013	3,154,077
Commercial Bank of Anyang	2/24/2013	3,154,077
Commercial Bank of Anyang	11/29/2012	6,308,153
Commercial Bank of Anyang	10/1/2012	4,731,115
Commercial Bank of Anyang	12/11/2012	3,154,077
Bank of Luoyang - Zhengzhou Branch	10/11/2012	4,731,115
Bank of Luoyang - Zhengzhou Branch	10/26/2012	1,577,038
Bank of Luoyang - Zhengzhou Branch	12/27/2012	3,311,780
Bank of Luoyang - Zhengzhou Branch	1/3/2013	4,573,411
China Everbright Bank - Zhengzhou Branch	10/12/2012	3,154,077
China Everbright Bank - Zhengzhou Branch	12/20/2012	7,254,376
China Everbright Bank - Zhengzhou Branch	1/29/2013	6,308,153
China Everbright Bank - Zhengzhou Branch	2/7/2013	3,154,077
China Everbright Bank - Zhengzhou Branch	3/29/2013	4,731,115
China Everbright Bank - Zhengzhou Branch	10/26/2012	3,154,077
China Everbright Bank - Zhengzhou Branch	11/8/2012	3,154,077
Bank of Mingsheng - Zhengzhou Branch	10/20/2012	7,254,377
Bank of Mingsheng - Zhengzhou Branch	12/4/2012	7,096,672
Bank of Mingsheng - Zhengzhou Branch	12/15/2012	1,971,298
Bank of Mingsheng - Zhengzhou Branch	2/8/2013	3,154,077
Bank of Mingsheng - Zhengzhou Branch	2/10/2013	4,731,115
Bank of Mingsheng - Zhengzhou Branch	2/13/2013	3,942,596
Bank of Mingsheng - Zhengzhou Branch	10/24/2012	1,577,038
Bank of Mingsheng - Zhengzhou Branch	1/23/2013	1,577,038
China Citic Bank- Anyang Branch	11/21/2012	1,577,038
China Citic Bank- Anyang Branch	11/25/2012	3,154,077
China Citic Bank- Anyang Branch	11/28/2012	3,627,188
China Merchants Bank - Anyang Branch	9/18/2013	3,154,077
China Merchants Bank - Anyang Branch	3/18/2013	1,577,038
China Merchants Bank - Anyang Branch	3/21/2013	1,261,631
Bank of China-Huojiacun Branch	2/25/2013	6,387,005
Industrial Bank-Weiyi Branch	1/4/2013	6,308,153
Industrial Bank-Weiyi Branch	1/10/2013	9,462,231
Industrial Bank-Weiyi Branch	7/17/2013	4,731,115
Industrial and Commercial Bank of China - Shuiye Branch	10/27/2012	1,577,038

		$190,979,341

The bank notes payable do not carry a stated interest rate, but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to coming due, they can factor these notes to other financial institutions. These notes are short term in nature and, as such, the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s Restricted Cash.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

11.	Loans

The components of the Company’s loans payable are as follows:

		Due	Interest	9/30/2012
Name of Creditors	Note	Date	Rate	USD
Anyang Rural Credit Cooperative - Tongye Branch	A	3/23/2013	10.933%	4,731,115
Shanghai Pudong Development Bank - Zhengzhou Branch	B	3/1/2013	6.160%	3,154,077
Shanghai Pudong Development Bank - Zhengzhou Branch	C	3/7/2013	6.160%	3,154,077
Shanghai Pudong Development Bank - Zhengzhou Branch	D	2/13/2013	6.160%	1,577,038
Commercial Bank of Anyang	E	6/14/2013	6.310%	3,154,077
Commercial Bank of Anyang	F	8/21/2013	12.000%	3,154,077
Agricultural Bank of China - Anyang Branch	G	10/10/2012	8.856%	1,103,927
Agricultural Bank of China - Anyang Branch	H	10/10/2012	8.856%	1,577,038
Agricultural Bank of China - Anyang Branch	I	10/10/2012	8.856%	1,577,038
Agricultural Bank of China - Anyang Branch	J	10/10/2012	8.856%	3,627,188
Guangdong Development Bank - Anyang Branch	K	9/5/2013	6.600%	7,885,192
Guangdong Development Bank - Anyang Branch	L	3/10/2013	6.160%	1,577,038
Guangdong Development Bank - Anyang Branch	M	3/19/2012	6.160%	1,577,038
Guangdong Development Bank - Anyang Branch	N	3/20/2013	6.160%	788,519
Bank of Luoyang - Zhengzhou Branch	O	7/9/2013	7.200%	3,154,077
Bank of Luoyang - Zhengzhou Branch	P	4/9/2013	7.872%	3,154,077
Bank of Luoyang - Zhengzhou Branch	Q	12/20/2012	7.020%	1,577,038
Bank of Luoyang - Zhengzhou Branch	R	12/20/2012	7.020%	1,577,038
China Citic Bank - Anyang Branch	S	1/8/2013	7.544%	3,154,077
China Merchants Bank - Anyang Branch	T	11/9/2012	7.544%	1,577,038
China Merchants Bank - Anyang Branch	U	11/30/2012	7.544%	1,577,038
China Merchants Bank - Anyang Branch	V	9/19/2013	6.900%	3,154,077
Zhengzhou Bank - Nongye Eastern Road Branch	W	12/14/2012	8.528%	4,731,115
Industrial Bank - Weiyi Branch	X	1/13/2013	7.216%	4,731,115
ICBC – Shuiye Branch	Y	3/21/2013	7.216%	2,838,669
China Construction Bank - Anyang Branch	Z	1/30/2013	6.160%	1,577,038
China Construction Bank - Anyang Branch	a	10/26/2012	6.710%	3,154,077
Kaifeng Bank – Zhengzhou Agriculture St. Branch	b	7/4/2013	5.784%	3,154,077

Anyang Rural Credit Cooperative - Tongye Branch	d	12/21/2012	15.088%	4,683,804

Short-term bank loans-subtotal				$82,431,793

Shanghai Pudong Development Bank - Zhengzhou Branch	c	3/23/2013	7.820%	5,835,042

Long-term bank loans, current portion-subtotal				$5,835,042

Bank Loans-total				$88,266,835

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

SC Coke has collateralized its debt obligations above.  Refer to notes below for collateral corresponding to each obligation.

A	Guaranteed by Henan Hubo Cement Co., Ltd and Linzhou Hongqiqu Electrical Carbon Co., Ltd
B	Guaranteed by Anyang Liyuan Coking Co., Ltd and Shareholders (Xinshun Wang, Xinming Wang and Junsheng Cheng)
C	Guaranteed by Anyang Liyuan Coking Co., Ltd and Shareholders (Xinshun Wang, Xinming Wang and Junsheng Cheng)
D	Guaranteed by Anyang Liyuan Coking Co., Ltd
E	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
F	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
G	Guaranteed by Henan Hubo Cement Co., Ltd
H	Guaranteed by Henan Hubo Cement Co., Ltd
I	Guaranteed by Henan Hubo Cement Co., Ltd
J	Guaranteed by Henan Hubo Cement Co., Ltd
K	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
L	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
M	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
N	Guaranteed by Henan Chengyu Coking Co., Ltd and Henan Hubo Cement Co., Ltd
O	Guaranteed by Anyang Xinpu Steel Co., Ltd, Xinshun Wang and Fengyun Wu
P	Guaranteed by Xinlei Group Cheng Chen Coking and Xinshun Wang
Q	Guaranteed by Anyang Xinpu Steel Co., Ltd, and Xinshun Wang
R	Guaranteed by Anyang Xinpu Steel Co., Ltd, and Xinshun Wang
S	Guaranteed by Henan Chengyu Coking Co., Ltd
T	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
U	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
V	Guaranteed by Anyang Liyuan Coking Co., Ltd and Henan Chengyu Coking Co., Ltd
W	Guaranteed by Anyang Liyuan Coking Co., Ltd and Linzhou Hongqiqu electrical Carbon Co., Ltd
X	Guaranteed by Henan Yutian Chemical Co., Ltd and Henan Chengyu Coking Co., Ltd
Y	Guaranteed by Cleaned coal
Z	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
a	Guaranteed by Linzhou Hongqiqu electrical Carbon Co., Ltd
b	Guaranteed by Henan Yutian Chemical Co., Ltd
c	Guaranteed by Anyang Liyuan Coking Co., Ltd
d	Guaranteed by Anyang Nianxinpu Steel Co., Ltd

12.	Other Payable

Other payable as of September 30, 2012 and December 31, 2011 is detailed in the table below:

	9/30/2012	12/31/2011
Project safety deposit	$1,756,551	$2,681,680
Payable for raw materials in operation	-	20,542
Advances from individuals and companies payable on demand	4,649,885	5,477,457
Others	1,870,766	999,933

	$8,277,202	$9,179,612

13.	Notes Payable to Related Party

Creditor	Note	9/30/2012	12/31/2011
Chairman, Wang Xinshun	A	$22,945,078	$25,785,216
SC Coke Shareholders	B	39,861,830	44,405,553
		$62,806,908	$70,190,769

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

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

The Company has neither accrued nor paid any interest for the note payable to Mr. Wang Xinshun during the nine months ended September 30, 2012.

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

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

15.	Related Party Transactions

SC Coke has specified the following transactions with related parties with ending balances as of September 30, 2012:

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $53,096 as of September 30, 2012.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $926,073 for the nine months ended September 30, 2012.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $433,984 as of September 30, 2012.

There were purchase transactions from Bailianpo amounted to appromimately $63,708 for the nine months ended September 30, 2012.

(b)	SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $218,863 as of September 30, 2012.

C.	Advance to relatives of the Chairman

As of September 30, 2012 and December 31, 2011, the advances to relatives of the Chairman are $8,630,507 and $2,351,815, respectively.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

15.	Related Party Transactions (continued)

SC Coke has specified the following transactions with related parties in 2011:

A.	Trade Receivables and Revenue

(a)	Angang Steel Group Metallurgy Furnace Co., Ltd (Angang), in which SC Coke owns a 19% stake, is one of the customers of SC Coke.

There was an ending balance in accounts receivable from Angang of approximately $273,202 as of December 31, 2011.

Revenue recorded in the consolidated financial statements from Angang amounts to approximately $535,978 for the nine months ended September 30, 2011.

B.	Deposits and Cost of Revenues

(a)	The Chairman and majority owner, Mr. Wang Xinshun, owns a 43.86% interest in Anyang Bailianpo Coal Co., Ltd. (Bailianpo) which provides raw coal to SC Coke.

SC Coke had outstanding prepayment to Bailianpo of $614,849 as of December 31, 2011.

There is no purchase transaction from Bailianpo for the nine months ended September 30, 2011.

(b)	SC Coke holds a 16% interest in Anyang Xinlong Coal (Group) Hongling Coal Co., Ltd. (Anyang Xinlong), which is a coal mine located in Anyang County providing SC Coke with a substantial portion of its coking coal requirements.

SC Coke has an ending balance in accounts receivable from Anyang Xinlong of $260,850 as of December 31, 2011.

Cost of revenues related to purchases from Anyang Xinlong included in the consolidated financial statements amounts to approximately $1,484,931 for the nine months ended September 30, 2011.

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

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

Income (loss) before taxes and provision for taxes (tax benefit) consisted of the following for the nine months ended September 30, 2012 and 2011, respectively:

	9/30/2012	9/30/2011
Income (loss) before tax:
USA	$-	$-
HK	4	(53)
PRC	(38,748,534)	(5,667,385)
Total:	$(38,748,530)	$(5,667,438)

Provision for income taxes:
US Federal	-	-
State	-	-
PRC	$-	$-
Total provision for taxes (tax benefit):	$-	$-

Effective tax rate	0%	0%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 are shown in the following table:

	9/30/2012	9/30/2011
US statutory tax rate	35%	35%
Lower rates in the PRC	-10%	-10%
Accrual and reconciling items	-	-25%
Fully reserved net Operating Loss	-25%	-
Effective tax rate:	0%	0%

Birch Branch, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

(Unaudited)

17.	Commitments and Contingencies

Third Party Guarantees

SC Coke entered into agreements as a guarantor of debt for seventeen companies (the “guarantees”) in the amount of approximately $116,070,023 at September 30, 2012. Of the aforementioned guarantees, seven of the thirty companies have, in turn, guaranteed debts of approximately $77, 542,974 on behalf of SC Coke at September 30, 2012.  SC Coke has not historically incurred any losses due to such debt guarantees.  Additionally, the Company has determined that the fair value of the guarantees is immaterial.  For more details of the outstanding guarantees, see the table below:

		Guarantee
Guarantee Beneficiary	Creditor	End	9/30/2012
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.4.16	3,154,077
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.1.11	4,731,115
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.5.20	3,154,077
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.6.18	7,885,192
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China - Linzhou Branch	2013.8.23	7,885,192
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Linzhou Commercial Bank	2013.2.13	3,154,077
Henan Hubo Cement Co., Ltd.	Bank of China - Anyang Branch	2012.11.14	4,731,115
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2013.1.31	1,577,038
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2013.12.20	7,885,192
Henan Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank -Zhengzhou Branch	2013.2.16	7,096,672
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2013.3.20	3,154,077
Henan Liyuan Coking Co., Ltd	China Merchants Bank - Anyang Branch	2013.2.1	3,154,077
Henan Liyuan Coking Co., Ltd	Bank of Luoyang - Zhengzhou Branch	2013.2.20	4,731,115
Henan Liyuan Coking Co., Ltd	Bank of China - Pangeng Branch	2013.3.23	6,308,153
Henan Chengyu Coking Co., Ltd	Tongye Credit Union	2013.3.30	3,154,077
Henan Chengyu Coking Co., Ltd	Guangdong Development Bank - Anyang Branch	2013.2.8	9,462,230
Henan Fengtai Food Co.,	China Minsheng Banking - Zhengzhou Branch	2013.4.8	1,577,038
Henan Baoshun Chemical Tech Co., Ltd	Bank of Luoyang - Zhengzhou Branch	2013.6.18	9,462,230
Anyang Xinpu Steel Co., Ltd - Zhanqian	Shanghai Pudong Development Bank -Zhengzhou Branch	2013.1.18	1,577,038
Anyang Xinpu Steel Co., Ltd - Houde	Citic Bank - Anyang Branch	2013.6.19	1,577,038
Anyang Xinpu Steel Co., Ltd	City Cooperative	2013.7.18	2,996,373
Henan Yuxin Acticated Carbon Co., Ltd	China Construction Bank - Anyang Branch	2013.1.4	1,892,446
Henan Yulong Coking Co., Ltd - Lichuang	Guangdong Development Bank - Anyang Branch	2013.3.10	3,154,077
Henan Yulong Coking Co., Ltd	Tongye Credit Union	2013.2.15	3,154,077
Linzhou Fengbao Pipe Co., Ltd	China Minsheng Banking - Anyang Branch	2013.3.30	7,885,192
Anyang Zhongyang Industrial Co., Ltd	Bank of Luoyang - Zhengzhou Branch	2012.11.26	1,577,038

			$116,070,023

Birch Branch, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(Unaudited)

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

		Guarantee
Guarantee Beneficiary	Creditor	End	12/31/2011

Anshan Minshan Metal Co., Ltd.	Agricultural Bank of China – Anyang Branch	2/23/2012	$613,682
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	5/15/2012	3,142,332
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	4/9/2012	3,142,332
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	7/3/2012	7,855,830
Linzhou Hongqiqu Electrical Carbon Co., Ltd	Agricultural Bank of China – Linzhou Branch	9/2/2012	7,855,830
Anyang Hengxiang Coal Co., Ltd.	Agricultural Bank of China – Anyang Branch	5/28/2012	659,890
Henan Hubo Cement Co., Ltd.	Bank of China – Anyang Branch	11/14/2012	4,713,498
Henan Hubo Cement Co., Ltd.	Guangdong Development Bank - Anyang Branch	6/16/2012	3,770,798
Anyang Liyuan Coking Co., Ltd	China Citic Bank	11/25/2012	6,284,664
Anyang Liyuan Coking Co., Ltd	Commercial Banks of China - Anyang Branch	1/5/2013	4,713,498
Anyang Liyuan Coking Co., Ltd	Shanghai Pudong Development Bank – Zhengzhou Branch	2/21/2012	32,994,485
Anyang Liyuan Coking Co., Ltd	China Citic Bank	9/15/2012	3,142,332
Anyang Liyuan Coking Co., Ltd	Bank of Luoyang	3/9/2012	4,085,032
Anyang Liyuan Coking Co., Ltd	Agricultural Bank of China	6/24/2012	3,142,332
Anyang Liyuan Coking Co., Ltd	Agricultural Bank of China	6/16/2012	3,142,332
Anyang Xintianhe Cement Co., Ltd	Guangdong Development Bank	6/13/2012	6,284,664
Henan Chengyu Coking Co., Ltd	Guangdong Development Bank - Anyang Branch	9/20/2012	9,426,996
Henan Chengyu Coking Co., Ltd	Anyang Rural Credit Cooperative - Tongye Branch	2/20/2012	3,142,332
Anyang Lichuang Co.	Guangdong Development Bank - Anyang Branch	3/8/2012	3,142,332
Henan Xinlei Group	Bank of Minsheng – Zhengzhou Branch	10/10/2012	1,571,166
Anyang Xinpu Steel Co., Ltd	City Cooperative	6/4/2012	7,070,247
Anyang Qili Cement Co., Ltd	Commercial Bank of Anyang	5/23/2012	628,466
Anyang Hongyuan Yinsheng Steel Co., Ltd	Commercial Bank of Anyang	5/5/2012	314,233
Taifeng Company	Bank of Mingsheng – Zhengzhou Branch	8/26/2012	1,571,166
Anyang Yuxin Activity of Limestone Co., Ltd.	China Construction Bank	1/4/2013	1,885,399
			$123,682,186

Capital Lease Obligations

SC Coke has entered into a non-cancellable lease agreement for certain machinery and equipment. The following table details SC Coke’s commitments for minimum lease payments and the related principal outstanding at September 30, 2012:

Quarter ending September 30, 2012:	Principal	Payments
2012	$1,427,089	$1,859,709
2013	3,985,768	4,865,089
2014	4,338,791	4,865,089
2015	2,633,837	2,856,147
2016	1,163,850	1,190,061
Total future minimum lease payments	$13,549,335	$15,636,095

Accrued Payment of Enterprise Income Taxes

Effective January 1, 2008, PRC government implements a new 25% income tax rate for all enterprise regardless of whether domestic or foreign enterprise without any tax holiday. Certain local government has the authority to defer the enterprise’s tax payment in a way to support local business. SC Coke is subject to the 25% tax rule. However, Anyang City government defers SC Coke income tax payment by implementing fixed payment quota instead of determining based on taxable income assessment. As of September 30, 2012, SC Coke had accrued approximately $15.9 million liability for estimated taxes. In the event that, PRC tax authority starts to collect this deferral, SC Coke will be subject to an overdue fine at the rate of 0.05% per day of the amount of taxes in arrears. The tax authority may also impose an additional fine of 50% to five times the underpaid taxes. SC Coke has been unable to determine the potential penalties and interest related to the overdue tax balance at this time.

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

The PRC government adopted policies to encourage consolidation in the PRC coal mining industry whereby smaller and inefficient coal mines have been shut down. Similarly in the iron and steel industries, which are SC Coke’s main customers, companies have been merged and consolidated by the government. We believe that the coke manufacturing industry may face similar consolidation pressures in the future. Accordingly, SC Coke intends to continue its capacity expansion to maintain its competitive positioning.

SC Coke has started construction on two additional coke ovens which when completed are expected to increase SC Coke’s production capacity to approximately 3.0 million tons of coke annually. This increase in coke production may produce sufficient quantities of coke byproducts to allow SC Coke to potentially consider producing further downstream secondary products; for example, crude benzol, a current byproduct, possibly processed further to produce benzene.

For the reasons above, the availability of expansion capital is critical to SC Coke to facilitate capacity expansion, downstream diversification or upstream acquisitions. If such capital is unavailable on commercial terms, if at all, SC Coke’s growth and business could be materially adversely affected.

Results of Operations

Three Months ended September 30, 2012 Compared to the Three Months ended September 30, 2011

Revenues.

Along with the decrease in coke production and sales, revenues for the three months ended September 30, 2012 decreased significantly from the revenues for the three months ended September 30, 2011 by $22,618,784, from $114,953,099 to $ 92, 334, 315, which was a decrease of 19.7%.

The decrease in revenue was primarily because the product unit price for coke kept at a low level. When compared with the same period of 2011, average sales price per ton for coke decreased from $266 to $220.

Cost of Goods Sold and Gross Profit. Cost of goods sold is comprised of raw material, labor and manufacturing costs. Cost of goods sold decreased from $113 million for the three months ended September 30, 2011 to $94 million for the three months ended September 30, 2012. The primary reasons for this decrease were in line with the decrease in sales revenue. Gross profit decreased from $2.0 million for the three months ended September 30, 2011 to $1.4 million loss for the three months ended September 30, 2012; and gross profit margin decreased from 1.8% for the three months ended September 30, 2011 to 1.5% loss for the three months ended September 30, 2012, due to an increase in the average unit raw material price.

Operating Expenses. Operating expenses increased by 51% from $3.6 million for the three months ended September 30, 2011 to $5.4 million for the three months ended September 30, 2012. Operating expenses are comprised of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses increased marginally from $1.9 million for the three months ended September 30, 2011 to $4.1 million in the three months ended September 30, 2012 which was due to the increased freight expense. General and administrative expenses decreased from $1.7 million for the three months ended September 30, 2011 to $1.4 million for the three months ended September 30, 2012.

Interest Income and Expense. Interest expense for the three months ended September 30, 2011 was $4.8 million compared to interest expense for the three months ended September 30, 2012 of $3.9 million.

Provision for Income Taxes. Provision for income taxes was nil in both the three months ended September 30, 2012 and the three months ended September 30, 2011. SC Coke and Longdu were subject to a corporate income tax rate of 25% during the three months ended September 30, 2012 and 2011.

Net Income. SC Coke recorded net loss of $11.0 million for the three months ended September 30, 2012 compared to net loss of $4.6 million for the three months ended September 30, 2011. The decrease was primarily due to the reasons explained above.

Results of Operations

Nine Months ended September 30, 2012 Compared to the Nine Months ended September 30, 2011

Revenues.

Along with the decrease in coke production and sales, revenues for the nine months ended September 30, 2012 decreased from the revenues for the nine months ended September 30, 2011 by $9,884,400, from $302,885,541, which was a decrease of 3.3%. The decrease in revenue was primarily due to the product unit price for coke kept at a low level. When compared with the same period of 2011, average sales price per ton for coke decreased from $258 to $220.

Cost of Goods Sold and Gross Profit. Cost of goods sold is comprised of raw material, labor and manufacturing costs. Cost of goods sold increased from $285 million for the nine months ended September 30, 2011 to $298 million for the nine months ended September 30, 2012. The primary reasons for this increase were the increase in production and raw material costs. Gross profit decreased from $17.4 million for the nine months ended September 30, 2011 to $4.7 million loss for the nine months ended September 30, 2012; and gross profit margin decreased from 5.7% for the nine months ended September 30, 2011 to 1.6% loss for the nine months ended September 30, 2012, due to an increase in the average unit raw material price.

Operating Expenses. Operating expenses increased by 45% from $13.0 million for the nine months ended September 30, 2011 to $18.9 million for the nine months ended September 30, 2012. Operating expenses are comprised of sales and marketing expenses and general and administrative expenses. Sales and marketing expenses increased marginally from $6.7 million for the nine months ended September 30, 2011 to $10.2 million for the nine months ended September 30, 2012, which is due to the increased freight expenses. General and administrative expenses increased from $6.3 million for the nine months ended September 30, 2011 to $8.7 million for the nine months ended September 30, 2012 due to the inventory impairment provision accrued in the nine months ended September 30, 2012.

Interest Income and Expense. Interest expense for the nine months ended September 30, 2011 was $12.8 million compared to interest expense for the nine months ended September 30, 2012 of $17.7 million, due to an increase in bank notes payable during the period. Interest income increased by $0.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net Income. SC Coke recorded net loss of $36.9 million for the nine months ended September 30, 2012 compared to net loss of $4.3 million for the nine months ended September 30, 2011. The decrease was due to the reasons explained above.

Liquidity and Capital Resources

Net Cash Provided by (Used in)Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2012 was $2,047,361 compared with net cash used by operating activities for the three months ended September 30, 2011 of $769,255. Net cash provided by inventory was $2,237,531 for the three months ended September 30, 2012 compared with net cash used of approximately $1,377,895 for the three months ended September 30, 2011.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $16,573,099 compared with net cash used in operating activities for the nine months ended September 30, 2011 of $17,257,753. Net cash used by prepayment and other receivable was $39,090,244 for the nine months ended September 30, 2012 compared with net cash used of approximately $22,256,982 for the nine months ended September 30, 2011. Net cash provided by inventory was $19,122,316 for the nine months ended September 30, 2012 compared with net cash used of approximately $3,477,481 for the nine months ended September 30, 2011. Moreover, Net cash provided by other payable and current liabilities was $25,502,744 for the nine months ended September 30, 2012 compared with net cash used of $24,936,768 for the nine months ended September 30, 2011. However, net cash used by accounts receivable was $3,636,425 for the nine months ended September 30, 2012 compared with net cash provided of $4,995,879 for the nine months ended September 30, 2011.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2012 was $33,532,318 compared to $948,789 for the three months ended September 30, 2011. Net cash provided by restricted cash was $ 23,238,287 for the three months ended September 30, 2012 compared with $8,151,105 for the three months ended September 30, 2011. Net cash provided by construction in progress was $11,566,292 for the three months ended September 30, 2012 compared with net cash used of $4,464,559 for the three months ended September 30, 2011.

Net cash used in investing activities was $26,049,014 for the nine months ended September 30, 2012 as compared to $79,953,500 for the nine months ended September 30, 2011. The primary reason for the decrease was that we have invested in building our infrastructures and increased restricted cash in the first nine months of 2011.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the three months ended September 30, 2012 was $32,189,715 compared with net cash $10,022,318 for the three months ended September 30, 2011. Net cash used by bank notes payable was $39,841,266 for the three months ended September 30, 2012 compared with $16,178,654 for the three months ended September 30, 2011.

Net cash provided in financing activities was $12,316,496 for the nine months ended September 30, 2012 as compared to $88,647,154 for the nine months ended September 30, 2011. Net cash provided by bank notes payable was $3,390,633 for the nine months ended September 30, 2012 compared with net cash provided of approximately $63,501,656 for the nine months ended September 30, 2011. And, for the nine months ended September 30, 2012, SC Coke repaid loans of $7,646,205 to related parties.

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

On June 21, 2010, the SC Coke Shareholders entered into an agreement with the third party lenders to assume the obligations of the third party lenders, and concurrently the third party lenders released SC Coke from any liability. Also, on June 21, 2010, SC Coke and the SC Coke Shareholders entered into a debt agreement for the original principal amount of the loans due to the third party lenders

Because of SC Coke’s rapid capacity expansion, its internally generated funds from operations have historically been insufficient to meet its liquidity requirements. The growth of SC Coke has been dependent on outside financings to meet its liquidity, working capital and expansion expenditures. As of September 30, 2012, total loans payable were $82.4 million (excluding $62.8 million related party loan from SC Coke’s sole director), among which $82.4 million was short term and payable in the next 12 months. These loans have interest rates ranging from 5.78% to 15.09%, and certain of the loans are collateralized.

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

As part of our operations, SC Coke issues bank notes payable as payments to its suppliers. These bank notes payable are issued by financial institutions and require deposits from SC Coke, ranging from 50% to 100% of the bank notes issued. Bank notes were payable outstanding at September 30, 2012 were $191 million.

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

Capital Expenditures

During the nine months ended September 30, 2012, SC Coke made approximately additional capital expenditures of $2.8 million. Such additional capital expenditures were primarily used for the purchases of coking equipment, upgrades and improvements to its coke production facilities.

Foreign Currency Translation Gains and Losses

During three months ended September 30, 2012, SC Coke recognized a foreign currency translation gain of $0.02 million as compared to a foreign currency translation gain of $0.4 million for the three months ended September 30, 2011 due to the decrease in the value of the RMB to the U.S. Dollar in the third quarter. During nine months ended September 30, 2012, SC Coke recognized a foreign currency translation gain of $1.9 million as compared to a foreign currency translation gain of $1.4 million for the nine months ended September 30, 2011 due to a increase in the value of the RMB to the U.S. Dollar and the increase in SC Coke’s overall debt to equity ratio.

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

As of September 30, 2012, SC Coke guaranteed the obligations of seventeen companies of approximately $116 million in total principal outstanding. SC Coke’s potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposals are immaterial and included in cost of revenues for the six months ended September 30, 2012 and 2011. SC Coke capitalizes interest attributable to capital construction projects in accordance with Accounting Standards Codification subtopic 835-20, Capitalization of Interest , which requires interest to be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 furnished in XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCH BRANCH, INC.

Date: January 7, 2013	By:	/s/ Feng Wang
Feng Wang
President, Chief Executive Officer. Chief Financial Officer and Director

